Form 10-Q
period 2025-03-31
Soulpower Acquisition Corp.
filed 2025-05-15
CIK 2025608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42582

Soulpower Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1801568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West 55th Street, 17th Floor, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

201-282-6717

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one right	SOULU	NYSE
Class A ordinary shares, par value $0.0001 per share	SOUL	NYSE
Rights, each right entitling the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of the initial business combination	SOULR	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15, 2025, there were 25,000,000 Class A ordinary shares, $0.0001 par value and 8,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LAUNCH TWO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of March 31, 2025	1
Condensed Statements of Operations for the Three Months Ended March 31, 2025 and for the Period from December 31, 2024 Through March 31, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Deficit for the Three Months Ended March 31, 2025 and for the Period from December 31, 2024 Through March 31, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from December 31, 2024 Through March 31, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOULPOWER ACQUISITION CORPORATION

BALANCE SHEET

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS

Cash	$3,286	$25,386
Prepaid expenses	1,667	18,167
Deferred offering cost	56,995	56,995
Total Assets	$61,948	$100,548

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities
Accrued expenses	$82,080	$43,080
Loan payable - Sponsor HoldCo	225,413	123,295
Total Liabilities	307,493	166,375

Commitments and Contingencies

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 0 shares issued or outstanding.	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,433,333 shares issued and outstanding.(1)	843	767
Additional paid-in capital	24,157	24,233
Accumulated deficit	(270,545)	(90,827)
Total Shareholder’s Deficit	(245,545)	(65,827)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$61,948	$100,548

(1)	Includes an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

(2)	The Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 Class B ordinary shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 8,433,333 Class B ordinary shares. All share and per share information has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

SOULPOWER ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2025

(Unaudited)

Operating expenses
General and administrative costs	$179,908
Total operating expenses	179,908

Dividend income	190

Net loss	$179,718

Weighted-average shares outstanding, basic and diluted (1) (2)	7,333,333	[1]

Basic and diluted net loss per ordinary share	$(0.02)

(1)	Excludes an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture if the over allotment option is not exercised in full or in part by the underwriters (see Note 7).

(2)	The Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 Class B ordinary shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 8,433,333 Class B ordinary shares. All share and per share information has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

SOULPOWER ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDING MARCH 31, 2025

(Unaudited)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	8,433,333	$843	$24,157	$(90,827)	$(65,827)

Net loss	-	-	-	(179,718)	(179,718)

Balance - March 31, 2025 (unaudited)	8,433,333	$843	$24,157	$(270,545)	$(245,545)

(1)	Includes an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

(2)	The Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 Class B ordinary shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 8,433,333 Class B ordinary shares. All share and per share information has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

SOULPOWER ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2025

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(179,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating asset and liabilities:
Prepaid expenses	16,500
Accrued expenses	39,000
Net cash used in operating activities	(124,218)

Cash Flows from Financing Activities:
Proceeds from loan payable to Sponsor HoldCo	102,118
Net cash provided by financing activities	102,118

Net Change in Cash	(22,100)
Cash - Beginning of period	25,386
Cash - End of period	$3,286

The accompanying notes are an integral part of the unaudited financial statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Soulpower Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 14, 2024. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities that the Company has not yet identified (a “Business Combination”).

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from May 14, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 1, 2025. On April 3, 2025, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3. Each Unit consists of one Public Share and one right (“Right”) to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 620,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Soulpower Acquisition Sponsor LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, generating gross proceeds of $6,200,000, which is described in Note 4. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). Of those 620,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 220,000 Private Placement units.

Transaction costs amounted to $13,567,333 consisting of $4,400,000 of cash underwriting fees, $8,800,000 of deferred underwriting fees, and $367,333 of other offering costs.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on April 3, 2025, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company will provide its shareholders with the opportunity to redeem all or a portion of the Class A ordinary shares included in their Units sold in the Proposed Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Class A ordinary shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of an initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction).

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form S-1 as filed with the SEC on March 24, 2025, which includes audited financial statements for December 31, 2024. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholder’s deficit, as the Rights, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Rights

The Company accounts for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluates and classifies the Rights under equity treatment at their assigned values. There are no Public or Private Placement Rights currently outstanding as of March 31, 2025 and December 31, 2024.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on April 3, 2025, the Company sold 25,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option amounting to 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one Public Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 620,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Each Private Placement Unit consists of one Class A ordinary share and one Private Placement Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination. Of those 620,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units are identical to the units sold in Initial Public Offering, subject to certain limited exceptions.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares, also known as founder shares, to the Sponsor. On March 13, 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ overallotment option is exercised). On April 3, 2025, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering. As such, the 100,000 founder shares were forfeited and 8,333,333 Class B ordinary shares are now outstanding.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 5. RELATED PARTY TRANSACTIONS (cont.)

Founder Shares (cont.)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Administrative Support Agreement

The Company has agreed, commencing on the date the Company’s securities are first listed on the New York Stock Exchange (NYSE) through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of Sponsor HoldCo a total of $5,000 per month for office space, administrative and shared personnel support services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, Sponsor HoldCo, an affiliate of Sponsor Holdco, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of our sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 5. RELATED PARTY TRANSACTIONS (cont.)

Related Party Loans

On June 7, 2024, the Company issued an unsecured promissory note to Sponsor HoldCo (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $135,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024 and (ii) the consummation of the Proposed Offering. On January 13, 2025, the Company amended the Promissory Note to increase the aggregate principal amount to $300,000, and to modify it to be payable on the earlier of (i) December 31, 2025 and (ii) the consummation of the Proposed Offering. As of March 31, 2025 and December 31, 2024, there were $225,413 and $123,295 outstanding under the Promissory Note, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 6. COMMITMENTS AND CONTINGENCIES (cont.)

Registration Rights

The holders of the founder shares, Private Placement Units (and its component securities) and Private Placement Units (and its component securities) that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions. The underwriters partially exercised their overallotment option in full as part of the closing of the Initial Public Offering.

The underwriter was entitled to a cash underwriting discount of $4,400,000 ($0.20 per Unit offered in the Initial Public Offering, excluding any proceed from Unit sold pursuant the underwriter’s over-allotment option), which was paid upon the closing of the Proposed Offering. In addition, the underwriter was entitled to a deferred fee of (i) $0.40 per Unit sold in the base offering of the Proposed Offering and (ii) $0.60 per Unit sold pursuant to the underwriter’s over-allotment option, if any, or up to an additional $1,800,000 in the aggregate. The underwriter took the fee based on the base deal excluding the overallotment, totaling $8,800,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 7. SHAREHOLDER’S DEFICIT (cont.)

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares, also known as founders’ shares, to the Sponsor. On March 13 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). At March 31, 2025, there were 8,433,333 Class B ordinary shares issued or outstanding.

On April 3, 2025, the underwriters partially exercised their overallotment option in full as part of the closing of the Initial Public Offering. As such, the 100,000 founder shares were forfeited and 8,333,333 Class B ordinary shares are now outstanding.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the private placement shares), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 7. SHAREHOLDER’S DEFICIT (cont.)

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Cash	$3,286	$25,386

For the Three Months Ending March 31, 2025
General and administrative costs	$179,908
Dividend income	$190

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder  value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 15, 2025, the date that the financial statement were issued.

As discussed in Notes 1 and 3, on April 3, 2025, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the partial exercise by the underwriters of their overallotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000.

As discussed in Notes 1 and 4, simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 620,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement.

As discussed in Note 5, on April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 3, 2025, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering. As such, the 100,000 founder shares were forfeited and 8,333,333 Class B ordinary shares are now outstanding.

On April 3, 2025, the Promissory Note described in Note 5, was fully paid to Sponsor HoldCo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Soulpower Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Soulpower Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on May 14, 2024, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

On January 24, 2024, the SEC adopted new rules and regulations for special-purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our public offering. Following the offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Operating expenses and loss from operations – For the three months ended March 31, 2025, we incurred general and administrative costs of approximately $180,000 consisting primarily of costs associated with our public reporting and listing.

Liquidity and Capital Resources

Our liquidity needs prior to the completion of the Initial Public Offering were satisfied through (i) $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and (ii) loans from our sponsor aggregating approximately $225,000, all of which was repaid upon closing of the Initial Public Offering.

On April 3, 2025, we consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,00,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 620,00 Private Placement Units, at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $6,200,000. The net proceeds from the Initial Public Offering, together with certain of the proceeds from the sale of the Private Placement Units, totaling $250,000,000 in the aggregate, were placed in the trust account.

As of March 31, 2025, we had cash held in trust account of $0.

Prior to the completion of our initial business combination, we will have available to us the approximately $1,323,000 of proceeds held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private units of the post business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of this offering and the sale of the private units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of this offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our final prospectus filed with the SEC on April 3, 2025 in connection with the Initial Public Offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2024 our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 founder shares. In March 2025, we effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. In April 2025, we effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On April 3, 2025, we consummated our Initial Public Offering of 25,000,000 Units, including 3,000,000 Units issued pursuant to the partial exercise of the underwriters of their over-allotment option. Each unit has an offering price of $10.00 and consists of one Class A ordinary share and one right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial business combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $250,000,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 620,000 Units to the Sponsor and the underwriters at a purchase price of $1.00 per Private Placement Unit, generating gross proceeds of $6,200,000. The Private Placement Units are identical to the Units included in the Units sold as part of the Units in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $250,000,000 was placed in the Trust Account.

We incurred a total of $13,567,333, consisting of $4,400,000 of cash underwriting fee, $8,800,000 of deferred underwriting fee, and $367,333 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAUNCH TWO ACQUISITION CORP.

Date: May 15, 2025	By:	/s/ Justin Lafazan
	Name:	Justin Lafazan
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Teresa Strassner
	Name:	Teresa Strassner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

