Form 10-Q
period 2025-06-30
Soulpower Acquisition Corp.
filed 2025-08-14
CIK 2025608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 14, 2025, there were 25,620,000 Class A ordinary shares, $0.0001 par value and 8,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOULPPOWER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of June 30, 2025 and December 31,2024	1
Condensed Statements of Operations for the three and six months ended June 30, 2025 and for the Period from May 14, 2024 (inception) through June 30, 2024 (unaudited)	2
Condensed Statements of Changes in Shareholder’s Deficit for three and six months ended June 30, 2025 and for the Period from May 14, 2024 (inception) through June 30, 2024 (unaudited)	3
Condensed Statement of Cash Flows for the six months ended June 30, 2024 and for the Period from May 14, 2024 (inception) through June 30, 2024 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOULPOWER ACQUISITION CORPORATION

BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30, 2025 (UNAUDITED)	December 31, 2024
ASSETS
Cash	$694,720	$25,386
Prepaid expenses	272,950	18,167
Deferred offering cost	-	56,995
Total current assets	967,670	100,548
Cash held in Trust Account	252,520,316	-
Total Assets	$253,487,986	$100,548
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Liabilities
Accrued expenses	$51,400	$43,080
Loan payable - Sponsor HoldCo	-	123,295
Total current liabilities	51,400	166,375
Deferred underwriting fees	8,800,000	-
Total Liabilities	8,851,400	166,375

Commitments and Contingencies
Class A Ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at redemption value of $10.00 per share	252,520,316	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 620,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	62	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,333,333 shares issued and outstanding	833	767
Additional paid-in capital	-	24,233
Accumulated deficit	(7,884,625)	(90,827)
Total Shareholders’ Deficit	$(7,883,730)	$(65,827)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$253,487,986	$100,548

SOULPOWER ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

AND FOR THE PERIOD FROM MAY 14, 2024 (INCEPTION) THROUGH JUNE 30, 2024 (UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the period from May 14, 2024 (Inception) through June 30, 2024
Operating expenses
General and administrative costs	$389,691	$569,599	$10,000
Total Operating Expenses	389,691	569,599	10,000

Interest earned on marketable securities held in Trust Account	2,520,316	2,520,316	-
Dividend Income	6,489	6,679	-

Net income (loss)	$2,137,114	$1,957,396	$(10,000)

Weighted-average shares outstanding, basic and diluted, Class A ordinary shares	25,000,000	25,000,000	-

Basic and diluted net income per share, Class A ordinary shares	$0.09	$0.08	$-

Weighted-average shares outstanding, basic and diluted, Class B ordinary shares	8,333,333	8,333,333	5,000,000	¹

Basic and diluted net income per share, Class B ordinary share	$0.26	$0.23	$-

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

SOULPOWER ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2025

AND FOR THE PERIOD FROM MAY 14, 2024 (INCEPTION) THROUGH JUNE 30, 2024 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2025	-	-	5,750,000	575	24,425	(90,827)	(65,827)
Share capitalization	-		1,916,667	192	-192	-	-
Net loss	-	-	-	-	-	(179,718)	(179,718)
Balance – March 31, 2025 (unaudited)	-	-	7,666,667	767	24,233	(270,545)	(245,545)
Share capitalization	-	-	666,666	66	-	-	66
Sale of 620,000 Private Placement Units	620,000	62	-	-	6,199,938	-	6,200,000
Allocated value of transaction costs to shares rights to Public Rights and Private Placement Units	-	-	-	-	(244,212)	-	(244,212)
Fair value of Public Rights	-	-	-	-	4,500,000	-	4,500,000
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(10,479,959)	(9,751,194)	(20,231,153)
Net loss	-	-	-	-	-	2,137,114	2,137,114
Balance - June 30, 2025 (unaudited)	620,000	$62	8,333,333	$833	$-	$(7,884,625)	$(7,883,730)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 14, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of class B ordinary shares to sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(10,000)	(10,000)
Balance - June 30, 2024 (unaudited)	-	$-	5,750,000	$575	$24,425	$(10,000)	$15,000

SOULPOWER ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

AND FOR THE PERIOD FROM MAY 14, 2024 (INCEPTION) THROUGH JUNE 30, 2024 (UNAUDITED)

	For the Six Months Ended June 30, 2025	For the period from May 14, 2024 (Inception) through June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,957,396	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(2,520,316)	-
Change in operating asset and liabilities:
Prepaid expenses	(254,783)	-
Deferred offering cost	-	(25,000)
Accrued expenses	8,320	-
Net cash used in operating activities	(809,383)	(35,000)

Cash Flows from Investing Activities:
Investment of cash into trust account	(250,000,000)	-
Net cash used in investing activities	(250,000,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares to Sponsor HoldCo	245,600,000	25,000
Proceeds from sale of Private Placements Shares	6,200,000
Proceeds from loan payable to Sponsor HoldCo	102,118	35,000
Repayment of loan payable to Sponsor HoldCo	(225,413)	-
Payment of offering costs	(197,988)	-
Net cash provided by financing activities	251,478,717	60,000

Net Change in Cash	669,334	25,000
Cash - Beginning of period	25,386	-
Cash - End of period	$694,720	$25,000

Supplementary Schedule of Non-Cash Financing and Investing Activities
Deferred underwriting fee payable	$8,800,000	$-

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION, AND BUSINESS OPERATIONS

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from May 14, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 620,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Soulpower Acquisition Sponsor LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, generating gross proceeds of $6,200,000, which is described in Note 4. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). Of those 620,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. Transaction costs amounted to $13,567,333 consisting of $4,400,000 of cash underwriting fee, $8,800,000 of deferred underwriting fee, and $367,333 of other offering costs.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of an initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction).

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash of $694,720 and working capital of $916,550. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the Initial Public Offering on April 3, 2025, the Company has sufficient liquidity available to it, including funds in its operating bank account and available working capital loans. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Emerging Growth Company Status

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

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss of such funds can have a significant impact on the Company.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $694,720 and $25,386 in cash and did not have any cash equivalents as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company did not have any cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit.

Cash Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $252,520,316 and $0, respectively, were held in cash.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ deficit, as the Rights, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Rights

The Company accounted for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Rights	(4,500,000)
Public Shares issuance costs	(13,323,121)
Plus:
Remeasurement of carrying value to redemption value	20,343,437
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$252,520,316

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares, also known as founder shares, to the Sponsor. On March 13, 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 3, 2025, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering. As such, 100,000 founder shares were forfeited and 8,333,333 Class B ordinary shares are now outstanding.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, Sponsor HoldCo, an affiliate of Sponsor Holdco, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of our sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 5. RELATED PARTY TRANSACTIONS (cont.)

Related Party Loans

On June 7, 2024, the Company issued an unsecured promissory note to Sponsor HoldCo (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $135,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024 and (ii) the consummation of the Proposed Offering. On January 13, 2025, the Company amended the Promissory Note to increase the aggregate principal amount to $300,000, and to modify it to be payable on the earlier of (i) December 31, 2025 and (ii) the consummation of the Proposed Offering. As of June 30, 2025 and December 31, 2024, there was $0 and $123,295 outstanding under the Promissory Note, respectively. Borrowings are no longer available under the notes.

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

JUNE 30, 2025

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

The underwriter entitled to a cash underwriting discount of $4,400,000 ($0.20 per Unit offered in the Initial Public Offering, excluding any proceed from Unit sold pursuant the underwriter’s over-allotment option), which was paid upon the closing of the Proposed Offering. In addition, the underwriter was entitled to a deferred fee of (i) $0.40 per Unit sold in the base offering of the Proposed Offering and (ii) $0.60 per Unit sold pursuant to the underwriter’s over-allotment option, if any, or up to an additional $1,800,000 in the aggregate. The underwriter took the fee based on the base deal excluding the overallotment, totaling $8,800,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024 there were no preference shares issued or outstanding.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 7. SHAREHOLDER’S DEFICIT (cont.)

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 620,000 and 0 Class A ordinary shares issued and outstanding, excluding the 25,000,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares, also known as founders’ shares, to the Sponsor. On March 13 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 3, 2025, the underwriters partially exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, 100,000 founder shares were forfeited and 8,333,333 Class B ordinary shares are now outstanding. As of June 30, 2025 and December 31, 2024 there were 8,333,33 and 7,666,667 Class B ordinary shares, respectively.

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

JUNE 30, 2025

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

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of June 30, 2025 and December 31, 2024, there were 620,000 and 0 rights outstanding, respectively.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 8. FAIR VALUE MEASUREMENT

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the Public Rights issued in the Initial Public Offering is $4,500,000, or $0.18 per Public Right. The fair value of the Public Right was determined using an implied backsold model. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information used in the level 3 valuation regarding market assumptions used in the valuation of the Public Rights issued in the Initial Public Offering:

Traded price of Unit	$10.00
Expected term to De-SPAC (years)	2.00
Probability of De-SPAC and instrument-specific market adjustment	18%
Risk-free rate (continuous)	3.75%

NOTE 9. SEGMENT INFORMATION

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

June 30, 2025
Trust account	$252,520,316
Cash	$694,720

For the Three Months ended
June 30, 2025
General and administrative costs	$389,691
Interest earned on the Trust Account	$2,520,316
Dividend income	$6,489

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 14, 2025, the date that the financial statement were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the followings.

On July 7, 2025, the Company appointed Mr. Joshua Lafazan as President of the Company and entered into a consulting agreement with him (“President Consulting Agreement”).

Mr. Lafazan was a member of the Nassau County Legislature from the 18th district from January 2018 to December 2023. He attended Cornell University for bachelor of science degree and Harvard University for his masters of education degree. He is currently a doctoral candidate in education at the University of Pennsylvania. He also teaches a course on running for office as a young candidate at Long Island University.

The Company and Mr. Lafazan have entered into a consulting agreement (the “President Consulting Agreement”) pursuant to which Mr. Lafazan will serve as President from the date of the agreement until the consummation of the Company’s business combination, unless terminated earlier. His duties include 1) investor relations, 2) government relations and 3) community relations. Mr. Lafazan will receive consulting fees of $7,500 per month.

On July 7, 2025, the Company entered into a consulting agreement with Teresa Strassner, the Chief Financial Officer of the Company (“CFO Consulting Agreement”).

The CFO Consulting Agreement is in effect from the date of the agreement until the consummation of the Company’s business combination unless terminated earlier. Ms. Strassner will receive consulting fees of $10,000 per month pursuant to the CFO Consulting Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our public offering. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,137,114, which consisted of interest earned on cash held in the Trust Account of $2,520,316, partially offset by formation and operational costs of $389,691.

For the six months ended June 30, 2025, we had a net income of $1,957,396, which consisted of interest earned on cash held in the Trust Account of $2,520,316, partially offset by formation and operational costs of $569,599.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

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

As of June 30, 2025, we had cash held in trust account of $252,520,316.

As of June 30, 2025, we had cash of $694,720. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support.

The underwriter is entitled to a deferred fee of (i) $0.40 per Unit sold in the base offering of the Proposed Offering and (ii) $0.60 per Unit sold pursuant to the underwriter’s over-allotment option, if any, or up to an additional $1,800,000 in the aggregate. The underwriter took the fee based on the base deal excluding the overallotment, totaling $8,800,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Consulting Agreement dated July 7, 2025 between Soulpower Acquisition Corporation and Joshua Lafazan. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 11, 2025.
10.2	Consulting Agreement dated July 7, 2025 between Soulpower Acquisition Corporation and Teresa Strassner. (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on July 11, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOULPOWER ACQUISITION CORPORATION

Date: August 14, 2025	By:	/s/ Justin Lafazan
	Name:	Justin Lafazan
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Teresa Strassner
	Name:	Teresa Strassner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

