Form 10-Q
period 2025-09-30
Soulpower Acquisition Corp.
filed 2025-11-13
CIK 2025608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 12, 2025, there were 25,620,000 Class A ordinary shares, $0.0001 par value and 8,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOULPOWER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
Condensed Statements of Operations for the three and nine months ended September 30, 2025, the three months ended September 30, 2024 and for the Period from May 14, 2024 (inception) through September 30, 2024 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the Period from May 14, 2024 (inception) through September 30, 2024 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and for the Period from May 14, 2024 (inception) through September 30, 2024 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025 (UNAUDITED)	December 31, 2024
ASSETS
Cash	$384,848	$25,386
Prepaid expenses	187,935	18,167
Deferred offering cost	-	56,995
Total current assets	572,783	100,548
Cash held in Trust Account	255,158,518	-
Total Assets	$255,731,301	$100,548
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Liabilities
Accrued expenses	$51,852	$43,080
Loan payable - Sponsor	-	123,295
Total current liabilities	51,852	166,375
Deferred underwriting fees	8,800,000	-
Total Liabilities	8,851,852	166,375

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at redemption value of $10.21 per share	255,158,518	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding at September 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 620,000 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (excluding 25,000,000 shares subject to possible redemption)	62	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,333,333 and 7,666,667 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (1)	833	767
Additional paid-in capital	-	24,233
Accumulated deficit	(8,279,964)	(90,827)
Total Shareholders’ Deficit	(8,279,069)	(65,827)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$255,731,301	$100,548

(1)	At December 31, 2024, included an aggregate of up to 1,100,000 Class B ordinary shares, $0.0001 par value, subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 3, 2025, Soulpower Acquisition Corporation consummated its initial public offering and sold 25,000,000 units, which included a partial exercise of the underwriters’ over-allotment option. As such, 100,000 shares were forfeited. Subsequent to April 3, 2025, there were no shares subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025,

THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM MAY 14, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024 (UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from May 14, 2024 (Inception) through September 30, 2024
Operating expenses
General and administrative costs	$401,940	$76,355	$971,539	$86,355
Total Operating Expenses	401,940	76,355	971,539	86,355

Interest earned on cash held in Trust Account	2,638,202	-	5,158,518	-
Dividend Income	6,601	278	13,280	278

Net income (loss)	$2,242,863	$(76,077)	$4,200,259	$(86,077)

Weighted-average shares outstanding, basic and diluted, Class A ordinary shares	25,000,000	-	16,483,516	-

Basic and diluted net income per share, Class A ordinary shares	$0.07	$-	$0.17	-

Weighted-average shares outstanding, basic and diluted, Class B ordinary shares(1)	8,333,333	5,000,000	7,996,337	5,000,000

Basic and diluted net income per share, Class B ordinary share	$0.07	$(0.02)	$0.17	$(0.02)

(1)	At December 31, 2024, included an aggregate of up to 1,100,000 Class B ordinary shares, $0.0001 par value, subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 3, 2025, Soulpower Acquisition Corporation consummated its initial public offering and sold 25,000,000 units, which included a partial exercise of the underwriters’ over-allotment option. As such, 100,000 shares were forfeited. Subsequent to April 3, 2025, there were no shares subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025,

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM MAY 14, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2025	-	$-	5,750,000	$575	$24,425	$(90,827)	$(65,827)
Share capitalization	-		1,916,667	192	(192)	-	-
Net loss	-	-	-	-	-	(179,718)	(179,718)
Balance – March 31, 2025 (unaudited)	-	-	7,666,667	767	24,233	(270,545)	(245,545)
Share capitalization	-	-	666,666	66	-	-	66
Sale of 620,000 Private Placement Units	620,000	62	-	-	6,199,938	-	6,200,000
Allocated value of transaction costs to shares rights to Public Rights and Private Placement Units	-	-	-	-	(244,212)	-	(244,212)
Fair value of Public Rights	-	-	-	-	4,500,000	-	4,500,000
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(10,479,959)	(9,751,194)	(20,231,153)
Net income	-	-	-	-	-	2,137,114	2,137,114
Balance - June 30, 2025 (unaudited)	620,000	62	8,333,333	833	-	(7,884,625)	(7,883,730)
Contributions from Sponsor	-	-	-	-	200,000	-	200,000
Use of Sponsor funds in Public Offering	-	-	-	-	(200,000)	-	(200,000)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,638,202)	(2,638,202)
Net income	-	-	-	-	-	2,242,863	2,242,863
Balance – September 30, 2025 (unaudited)	620,000	$62	8,333,333	$833	$-	$(8,279,964)	(8,279,069)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 14, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(10,000)	(10,000)
Balance - June 30, 2024 (unaudited)	-	-	5,750,000	575	24,425	(10,000)	15,000
Net loss	-	-	-	-	-	(76,077)	(76,077)
Balance – September 30, 2024 (unaudited)	-	$-	5,750,000	$575	$24,425	$(86,077)	$(86,077)

The accompanying notes are an integral part of these condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

AND FOR THE PERIOD FROM MAY 14, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024 (UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the period from May 14, 2024 (Inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$4,200,259	$(86,077)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in trust account	(5,158,518)	-
Change in operating assets and liabilities:
Prepaid expenses	(169,768)	-
Deferred offering cost	-	(56,995)
Accrued expenses	8,772	24,880
Net cash used in operating activities	(1,119,255)	(118,192)

Cash Flows from Investing Activities:
Cash deposited into trust account	(250,000,000)	-
Net cash used in investing activities	(250,000,000)	-

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	245,600,000	-
Proceeds from sale of Private Placements Shares	6,200,000	-
Proceeds from loan payable to Sponsor	102,118	118,295
Proceeds from issuance of Founder Shares to Sponsor	-	25,000
Repayment of loan payable to Sponsor	(225,413)	-
Payment of offering costs	(197,988)	-
Net cash provided by financing activities	251,478,717	143,295

Net Change in Cash	359,462	25,103
Cash - Beginning of period	25,386	-
Cash - End of period	$384,848	$25,103

Supplementary Schedule of Non-Cash Investing and Financing Activities
Deferred underwriting fee payable	$8,800,000	$-
Offering costs paid by sponsor	$200,000	-

The accompanying notes are an integral part of these condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from May 14, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 620,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Soulpower Acquisition Sponsor LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, generating gross proceeds of $6,200,000, which is described in Note 4. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). Of those 620,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. Transaction costs amounted to $13,567,333 consisting of $4,400,000 of cash underwriting fee, $8,800,000 of deferred underwriting fee, and $114,391 of other offering costs.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash of $384,848 and working capital of $520,931. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern,” and through the consummation of the Initial Public Offering on April 3, 2025, the Company has sufficient liquidity available to it, including funds in its operating bank account and available working capital loans. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss of such funds can have a significant impact on the Company.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $384,848 and $25,386 in cash and did not have any cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $255,158,518 and $0, respectively, were held in cash.

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Rights	(4,500,000)
Public Shares issuance costs	(13,314,391)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	22,972,909
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$255,158,518

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. During the nine months ended September 30, 2025 and the period from May 14, 2024 (inception) through September 30, 2024, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended		For the Period from May 14, 2024 (inception) through September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,682,147	$560,716	-	$(76,077)	$2,828,246	$1,372,013	-	$(86,077)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,000,000	8,333,333	-	5,000,000	16,483,516	7,996,337	-	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	-	$(0.02)	$0.17	$0.17	-	$(0.02)

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on May 14, 2024, inception.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Administrative Support Agreement

The Company has agreed, commencing on the date the Company’s securities are first listed on the New York Stock Exchange (NYSE) through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of Sponsor a total of $5,000 per month for office space, administrative and shared personnel support services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, Sponsor, an affiliate of Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of our sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 5. RELATED PARTY TRANSACTIONS (cont.)

Related Party Loans

On June 7, 2024, the Company issued an unsecured promissory note to Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $135,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024 and (ii) the consummation of the Proposed Offering. On January 13, 2025, the Company amended the Promissory Note to increase the aggregate principal amount to $300,000, and to modify it to be payable on the earlier of (i) December 31, 2025 and (ii) the consummation of the Proposed Offering. As of September 30, 2025 and December 31, 2024, there was $0 and $123,295 outstanding under the Promissory Note, respectively. Borrowings are no longer available under the notes.

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and December 31, 2024 there were no preference shares issued or outstanding.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 7. SHAREHOLDERS’ DEFICIT (cont.)

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 620,000 and 0 Class A ordinary shares issued and outstanding, excluding the 25,000,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares, also known as founders’ shares, to the Sponsor. On March 13, 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 3, 2025, the underwriters partially exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, 100,000 founder shares were forfeited and 8,333,333 Class B ordinary shares are now outstanding. As of September 30, 2025 and December 31, 2024 there were 8,333,333 and 7,666,667 Class B ordinary shares, respectively, issued and outstanding.

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 7. SHAREHOLDERS’ DEFICIT (cont.)

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

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of September 30, 2025 and December 31, 2024, there were 620,000 and 0 rights outstanding, respectively.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The fair value of the Public Rights issued in the Initial Public Offering is $4,500,000, or $0.18 per Public Right. The fair value of the Public Right was determined using an implied backsolve model. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information used in the Level 3 valuation regarding market assumptions used in the valuation of the Public Rights issued in the Initial Public Offering:

Traded price of Unit	$10.00
Implied share price	$9.82
Expected term to De-SPAC (years)	2.00
Probability of De-SPAC and instrument-specific market adjustment	18%
Risk-free rate (continuous)	3.75%
Annualized dividend yield	0.00%

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

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

September 30, 2025
Trust account	$255,158,518
Cash	$384,848

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period from May 14, 2024 (Inception) through
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
General and administrative costs	$401,940	$76,355	$971,539	$86,355
Interest earned on cash held in Trust Account	$2,638,202	-	$5,158,518	-
Dividend income	$6,601	$278	$13,280	$278

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 12, 2025, the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

For the three months ended September 30, 2025, we had a net income of $2,242,863, which consisted of interest earned on cash held in the Trust Account of $2,638,202, partially offset by operational costs of $401,940.

For the nine months ended September 30, 2025, we had a net income of $4,200,259, which consisted of interest earned on cash held in the Trust Account of $5,158,518, partially offset by operational costs of $971,539.

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

As of September 30, 2025, we had cash held in trust account of $255,158,518.

As of September 30, 2025, we had cash of $384,848. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2024, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 founder shares. In March 2025, we effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. In April 2025, we effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

We incurred a total of $13,567,333 of offering costs consisting of $4,400,000 of cash underwriting fee, $8,800,000 of deferred underwriting fee, and $114,391 of other offering costs.

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

SOULPOWER ACQUISITION CORPORATION

Date: November 12, 2025	By:	/s/ Justin Lafazan
	Name:	Justin Lafazan
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Teresa Strassner
	Name:	Teresa Strassner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

