Form 10-K
period 2025-12-31
Soulpower Acquisition Corp.
filed 2026-03-27
CIK 2025608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Soulpower Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42582	98-1801568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

250 West 55th Street, 17th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(201)-282-6717

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share and one Right	SOULU	New York Stock Exchange
Ordinary shares, par value $0.0001 per share	SOUL	New York Stock Exchange
Rights, each right entitling the holder to acquire one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the initial business combination	SOULR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $246,984,000 based upon the closing price reported for such date on the New York Stock Exchange.

As of March 27, 2026, there were 25,620,000 ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	the SWB Business Combination Agreement (as defined below), as defined below; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe,” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this annual report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

ii

ITEM 1. BUSINESS

Certain Terms

Unless otherwise stated in this annual report or the context otherwise requires, references to:

●	“we,” “us,” “company,” or “our company” are to Soulpower Acquisition Corporation, a Cayman Islands exempted company;
●	“Cantor” are to Cantor Fitzgerald & Co.:
●	“Companies Act” or “Companies Law” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;
●	“completion window” are to (i) the period ending on the date that is 24 months from the closing of our initial public offering, of such earlier liquidation date as our board of directors may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association. Our shareholders can also vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to complete an initial business combination, in which case our public shareholders;
●	“founder shares” are to Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“management” or our “management team” are to our officers and directors;
●	“ordinary resolution” are to a resolution of the company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Law from time to time);
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement rights” are to the Share Rights included in the private placement units;
●	“private placement shares” are to the Class A ordinary shares issued to our sponsor and Cantor as part of the private placement units in a private placement simultaneously with the closing of our initial public offering (such Class A ordinary shares will not be “public shares”);
●	“private placement units” are to the units issued to our sponsor and Cantor in a private placement simultaneously with the closing of our initial public offering, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in this annual report;
●	“public shares” are to Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market;
●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team provided that each initial shareholder’s, member of our management team’s and advisor’s status as a “public shareholder” will only exist with respect to such public shares;

●	“Share Rights” are to the rights which have been sold as part of the units in our initial public offering and the private placement;
●	“special resolution” are to a resolution of the company passed by at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Law from time to time);
●	“Sponsor” is to Soulpower Acquisition Sponsor LLC, a Delaware limited liability company which was recently formed to invest in our company, as further discussed under “Sponsor Information”, below

Any conversion of the Class B ordinary shares described in this annual report will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law.

Overview

We are a blank check company incorporated on May 14, 2024, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which we refer to throughout this annual report as our “business combination” or “initial business combination,” with one or more businesses or entities, which we refer to throughout this annual report as a “target business” or “target businesses”. We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering and the sale of our private placement units, our shares, debt, or a combination of cash, shares and debt. While we will consider opportunities in any industry, we are strategically positioned to capitalize on transformative opportunities and expect to focus on technology and software infrastructure companies whose products and services target financial services, real estate and asset management companies. We believe our team’s expertise in these sectors will provide us with a significant competitive advantage in sourcing and evaluating potential targets.

We have generated no revenues to date and we do not expect that we will generate operating revenues until, at the earliest, we consummate our initial business combination. Our management team is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination.

On April 3, 2025, we consummated the initial public offering of 25,000,000 Units, including the purchase by the underwriters of 3,000,000 additional Units pursuant to the partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 620,000 private placement units, at a price of $10.00 per private placement unit, in a private placement to the Sponsor, generating gross proceeds of $6,200,000. The net proceeds from the initial public offering, together with certain of the proceeds from the sale of the private placement units, totaling $250,000,000 in the aggregate, were placed in the trust account.

As of December 31, 2025, we had cash held in trust account of $257,619,976 .

As of December 31, 2025, we had cash of $207,108. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

On February 19, 2026, we issued an unsecured promissory note in the principal amount of up to $785,000 (the “A Note”) to Soulpower Management LLC (“Soulpower Management”). The A Note is due on the earlier of (i) the consummation of our initial business combination or (ii) our liquidation and may be prepaid at any time without penalty. A flat-rate of 22% of the principal amount in interest is due at maturity, unless earlier prepaid. The A Note is not convertible into securities of the company and is subject to customary events of default, the occurrence of certain of which automatically trigger the unpaid principal balance of the A Note, accrued interest and all other sums payable with regard to the A Note becoming immediately due and payable.

Also on February 19, 2026, we issued an additional unsecured promissory note to Soulpower Management in the principal amount of up to $2,500,000 (the “B Note” and, together with the A Note, the “Notes”). Under the terms of the B Note, the outstanding principal balance of the B Note shall be automatically and irrevocably forgiven in full upon consummation of our initial business combination and all obligations of the company thereunder shall be deemed satisfied and discharged without further action by any party to the B Note. If the company does not consummate a business combination, the B Note will be due on the earlier of (i) the occurrence of an event of default or (ii) our liquidation. The B Note bears no interest, is not convertible into securities of the company and is subject to customary events of default, the occurrence of certain of which automatically trigger the unpaid principal balance of the B Note and all other sums payable with regard to the B Note becoming immediately due and payable.

Soulpower Management is the sole managing member of the Sponsor. The sole managing member of Soulpower Management is Soulpower International Corporation which is controlled by Justin Lafazan, the Chief Executive Officer and Chairman of the board of directors of the company. Certain other directors of the company are also members of Soulpower Management.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

SWB Business Combination Agreement and Related Agreements

On November 24, 2025, we, SWB Holdings, a Cayman Islands exempted company (“Pubco”), SAC Merger Sub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), SWB Merger Sub LLC, a Cayman Islands limited liability company and a wholly owned subsidiary of Pubco (“SWB Merger Sub” and together with SPAC Merger Sub, the “Merger Subs”), and SWB LLC, a Cayman Islands limited liability company (“SWB”) entered into a business combination agreement (the “SWB Business Combination Agreement”). Capitalized terms used in this “SWB Business Combination Agreement and Related Agreements” section of the annual report but not otherwise defined herein have the meanings given to them in the SWB Business Combination Agreement.

Pursuant to the SWB Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (i) SPAC Merger Sub will merge with and into us, with Soulpower Acquisition Corp. continuing as the surviving entity (the “SPAC Surviving Subsidiary”) and as a result of which Soulpower Acquisition Corp. shareholders will receive one Pubco Class A non-voting ordinary share, par value $0.00001 per share (“Pubco Class A Ordinary Share”), for each Class A ordinary share held by such Soulpower Acquisition Corp. shareholder (the “SPAC Merger”) and (ii) the SWB Merger Sub will merge with and into SWB with SWB continuing as the surviving company (the “SWB Surviving Subsidiary”) (such merger, the “SWB Merger”, the SWB Merger together with the SPAC Merger, the “Mergers” and the Mergers together with the other transactions contemplated by the SWB Business Combination Agreement and the ancillary documents thereto, the “Transactions”), and holders of SWB membership interests will receive ordinary shares of Pubco, as described below. As a result of the Mergers, SPAC Surviving Subsidiary and SWB Surviving Subsidiary will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law. The Mergers shall be consummated and effective simultaneously (or as close to simultaneously as possible) on the Closing Date or at such other date as may be agreed in writing by the Parties and specified in the Plans of Merger (such time, the “Effective Time”). The Pubco Class A Ordinary Shares will be non-voting (except as may be required under Cayman Islands law). The only class of voting securities of Pubco will be Class V voting ordinary shares, par value $0.00001 per share (each, a “Pubco Class V Ordinary Share”), which will be convertible into Pubco Class A Ordinary Shares and held by an affiliate of Justin Lafazan, SWB’s Chief Executive Officer and Founder and our Chief Executive Officer, who will become Chief Executive Officer of Pubco. Mr. Lafazan is the Chief Executive Officer of SWB and our Chief Financial Officer Theresa Strassner is the Chief Financial Officer of Pubco.

SWB is a recently formed Cayman Islands company that prior to or contemporaneously with the execution of the Business Combination Agreement entered into:

●	certain contribution agreements, dated as of the Signing Date (the “Contribution Agreements”) with investors (the “Contribution Investors”) for those Contribution Investors to contribute certain real estate and mineral rights property and equipment and related assets (together, the “Contributed Assets”) to SWB (or a Subsidiary of SWB) immediately prior to the Closing in exchange for non-voting membership interest units of SWB;
●	asset management agreements and consulting agreements (collectively, the “Asset Management Agreements”), dated as of the signing date, with the Contribution Investors relating to the management of the Contributed Assets;
●	a purchase agreement with Bank of Asia (BVI) Limited (“Bank of Asia”) and Russell Crumpler and David Holukoff of Teneo (BVI) Limited and Chan Mei Lan of Teneo Asia Limited, as Joint Provisional Liquidators of Bank of Asia, dated as of November 6, 2025 (the “BVI Banking License Purchase Agreement”), to acquire a banking license and certain related assets in the British Virgin Islands (the “BVI Banking License”) from Bank of Asia, which is in provisional liquidation in the British Virgin Islands, for consideration of a mix of cash and equity;
●	a strategic advisory agreement, dated as of November 24, 2025 (the “Advisory Agreement”), with Animoca Services Limited (“Animoca”), pursuant to which SWB and Animoca will collaborate on joint marketing and strategic arrangements; and
●	certain independent contractor agreements (the “Independent Contractor Agreements” and, collectively with the Contribution Agreements (including any Additional Contribution Agreements (as defined below)), the Asset Management Agreements, the BVI Banking License Purchase Agreement and the Advisory Agreement, the “SWB Agreements”).

Consideration

At the Effective Time, each issued and outstanding unit of Soulpower Acquisition Corp. shall be automatically separated into its component securities and every Soulpower Acquisition Corp. shareholder holding one Soulpower Acquisition Corp. unit shall be deemed to hold one Class A Ordinary Share and one Share Right. Each Class A Ordinary Share shall become and be converted automatically into the right to receive one (1) Pubco Class A Ordinary Share, following which, all outstanding ordinary shares shall cease to be outstanding and shall automatically be canceled and shall cease to exist. At the Effective Time, each issued and outstanding Share Right shall be automatically converted into one-tenth (1/10) of a Pubco Class A Ordinary Share. No fractional shares will be issued in connection with such conversion.

At the Effective Time and subject to and upon the terms and conditions of the SWB Business Combination Agreement, the aggregate consideration to be paid to holders of SWB membership interest units (“SWB Equityholders”) pursuant to the SWB Merger (the “Merger Consideration”) shall be an amount equal to one hundred and twenty percent (120%) of an aggregate amount (the “SWB Net Asset Amount”) equal to (a) (i) the aggregate amount of the Contributed Assets Value (as such term is defined in each applicable Contribution Agreement) and Mineral Rights Value (as such term is defined in each applicable Contribution Agreement) for all Contributed Assets under all Contribution Agreements that were in effect as of the date of the signing of the SWB Business Combination Agreement (the “Signing Date”) that have been consummated as of the Closing (on a gross basis without netting out any Indebtedness assumed thereunder or any payments made in cash or debt in lieu of SWB Units (as defined below)), plus (ii) the amount paid by SWB or its subsidiary (whether in cash, equity or issuance or assumption of debt) as of the Closing for the BVI Banking License in accordance with the terms of the BVI Banking License Purchase Agreement, plus (iii) the amount paid by SWB in equity under the Advisory Agreement as of the Closing in accordance with the terms of the Advisory Agreement, less (iv) the Indebtedness of SWB and its subsidiaries, on a consolidated basis, as of the Closing that is incurred under the SWB Agreements that were in effect as of the Signing Date, less (v) the amount of any cash or cash equivalents of SWB and its subsidiaries that as of the Closing were paid or are payable as consideration for any Contributed Assets under Contribution Agreements that were in effect as of the Signing Date, plus (b) (i) the aggregate amount of the Contributed Assets Value (as such term is defined in each applicable Additional Contribution Agreement (as defined below)) and Mineral Rights Value (as such term is defined in each applicable Additional Contribution Agreement) for all Contributed Assets under all additional Contribution Agreements entered into by SWB between the Signing Date and the Closing in accordance with the terms of the SWB Business Combination Agreement (“Additional Contribution Agreements”) that have been consummated as of the Closing (on a gross basis without netting out any Indebtedness assumed thereunder or any payments made in cash or debt in lieu of SWB Units), less (ii) the amount of Indebtedness assumed or issued by SWB and its subsidiaries, on a consolidated basis, in connection with such Additional Contribution Agreements, less (iii) the amount of any cash or cash equivalents of SWB and its subsidiaries paid or are payable as consideration for any Contributed Assets under such Additional Contribution Agreements. As of the Signing Date, the SWB Net Asset Amount was approximately $6.75 billion based on the SWB Agreements that were executed on or prior to the Signing Date, and the resulting Merger Consideration would be approximately $8.1 billion. The Merger Consideration will be paid in the form of Pubco Ordinary Shares, each valued at Ten U.S. Dollars ($10.00) per share, with holders of Class A membership interest units of SWB (“SWB Class A Units”) receiving Pubco Class A Ordinary Shares for their SWB Class A Units and holders of Class A membership interest units of SWB (“SWB Class V Units” and together with the SWB Class A Units, the “SWB Units”) receiving Pubco Class V Ordinary Shares for their SWB Class V Units. In accordance with the SWB Business Combination Agreement, (a) the holders of SWB Class A Units will receive in the aggregate an amount of shares equal to the SWB Net Asset Amount (the “Class A Merger Consideration”) for their SWB Class A Units, with each holder receiving its pro rata portion of the Class A Merger Consideration based on the number of SWB Class A Units held as a percentage of the total issued and outstanding SWB Class A Units (such holder’s “Class A Pro Rata Share”), and (b) the holders of SWB Class V Units will receive in the aggregate an amount 20% of the SWB Net Asset Amount (the “Class V Merger Consideration”) for their SWB Class V Units, with each holder receiving its pro rata portion of the Class V Merger Consideration based on the number of SWB Class V Units held as a percentage of the total issued and outstanding SWB Class V Units (such holder’s “Class V Pro Rata Share”).

Representations and Warranties

The SWB Business Combination Agreement contains customary representations and warranties of the parties, which shall not survive the Closing. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the SWB Business Combination Agreement means with respect to any specified person, any fact, event, occurrence, change or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on (i) the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person and its subsidiaries, taken as a whole, or (ii) the ability of such person or any of its subsidiaries to consummate the Transactions, in each case subject to certain customary exceptions. Certain representations are subject to specified exceptions and qualifications contained in the SWB Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the SWB Business Combination Agreement.

Covenants

The SWB Business Combination Agreement also contains pre-closing covenants of the parties, including obligations of the parties to operate their respective businesses in the ordinary course consistent with past practice, and to refrain from taking certain specified actions without the prior written consent of certain other parties, in each case, subject to certain exceptions and qualifications. Additionally, the parties have agreed not to solicit, negotiate or enter into competing transactions, as further provided in the SWB Business Combination Agreement. We, Pubco and SWB also agreed to use their respective reasonable best efforts to cause, as promptly as practicable after the Signing Date, but in no event later than the Closing Date, Pubco Class A Ordinary Shares to be approved for listing on the New York Stock Exchange (or, at the sole election of SWB made at any time prior to the SPAC Shareholder Meeting, the Nasdaq Global Market or the Nasdaq Capital Market) (the “Applicable Stock Exchange”). The covenants do not survive the Closing (other than those that are to be performed after the Closing).

The SWB Business Combination Agreement also contains obligations of certain of the parties to use their commercially reasonable efforts to consummate the Transactions contemplated by the SWB Business Combination Agreement. This includes certain obligations of us, SWB and Pubco with regards to seeking financing agreements for an aggregate of at least $100 million in proceeds on such terms, conditions and structuring, and using such strategy, placement agents and approach, as SWB shall reasonably determine in good faith (unless with a related party) (“PIPE Financing Agreements”) and to carry out the financing contemplated by the PIPE Financing Agreements and the ELOC Agreement (as defined below) (collectively, “Transaction Financing”).

In the SWB Business Combination Agreement, SWB agreed to use its commercially reasonable efforts to deliver to us, (i) as promptly as practicable after the Signing Date and on or prior to sixty (60) days after the Signing Date, consolidated unaudited financial statements of SWB and its subsidiaries as of September 30, 2025, reviewed by a PCAOB qualified auditor and, (ii) as promptly as practicable after the Signing Date and on or prior to March 31, 2026, consolidated audited financial statements of SWB and its subsidiaries as of December 31, 2025, audited by a PCAOB qualified auditor. SWB and Pubco also agreed to a substantially identical covenant with respect to the financial statements of Pubco and its subsidiaries.

We and Pubco agreed, as promptly as practicable after the execution of the SWB Business Combination Agreement, to prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), a registration statement on Form S-4 (as amended supplemented from time to time, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the Pubco Ordinary Shares issuable to our shareholders and certain SWB securityholders pursuant to the SWB Business Combination Agreement, and containing a proxy statement/prospectus for the purpose of us soliciting proxies from our shareholders to approve (the “SPAC Shareholder Approval”), at an extraordinary general meeting of our shareholders (the “SPAC Shareholder Meeting”), the SWB Business Combination Agreement, the Transactions and related matters (the “SPAC Shareholder Approval Matters”) and providing our shareholders an opportunity, in accordance with our organizational documents and its initial public offering prospectus, to have their Class A ordinary shares redeemed. We agreed not to change the recommendation of our board of directors that our shareholders vote in favor of the approval of the SWB Business Combination Agreement and the SPAC Shareholder Approval Matters (the “SPAC Recommendation”), except as required by its fiduciary duties for certain intervening events, subject to certain requirements set forth in the SWB Business Combination Agreement.

The parties agreed to take all necessary action so that effective as of the Closing, the board of directors of Pubco (the “Pubco Board”) will consist of the number of directors as determined by SWB prior to the effectiveness of the Registration Statement, all of which directors shall be designated by SWB prior to the Closing, the majority of which shall be independent directors in accordance with requirements of the Applicable Stock Exchange, provided, that Pubco is intended to be a “controlled company” for purposes of NYSE and shall be permitted to the exceptions for a “controlled company” under the Applicable Stock Exchange rules. At or prior to Closing, Pubco will provide each member of the Pubco Board with a customary director indemnification agreement, in form and substance reasonably acceptable to such director.

SWB is permitted to enter into Additional Contribution Agreements between the Signing Date and the Closing, (i) with our prior written consent (not to be unreasonably withheld, delayed or conditioned, except that from and after the date that is five (5) days prior to the first non-confidential filing of the Registration Statement with the SEC, we may withhold our consent at our sole discretion), (ii) except with our prior written consent (not to be unreasonably withheld, delayed or conditioned), if the types of additional assets to be contributed or additional management agreements to be entered into relate to businesses or activities that are substantially similar to the SWB Agreements existing as of the Signing Date; (iii) if we receive an updated fairness opinion with respect to all such Additional Contribution Agreements; and (iv) if a Lock-Up Agreement is executed by any such additional parties who will receive any Merger Consideration providing for a lock-up period of at least twelve (12) months after the Closing. We and SWB will mutually agree reasonably and in good faith on the change in the SWB Net Asset Amount with respect to each Additional Contribution Agreement based on the terms of such Additional Contribution Agreement at or prior to the execution of such Additional Contribution Agreement by SWB.

We agreed to pay for all expenses incurred by or on behalf of any party in connection with the SWB Business Combination Agreement and the Transactions, including any Transaction Financing and the SWB Agreements, as they are incurred and become due and payable, and to promptly reimburse SWB and Pubco for any amounts paid by SWB or Pubco for expenses.

Conditions to the Parties’ Obligations to Consummate the Merger

Under the SWB Business Combination Agreement, the obligations of the parties to consummate (or cause to be consummated) the Transactions are subject to a number of customary conditions for special purpose acquisition company business combinations, including, among others, the following: (i) the receipt of the SPAC Shareholder Approval; (ii) the consummation of the Transactions not being prohibited by applicable law or order and there being no pending action brought by a non-affiliated third party to enjoin or otherwise prevent the consummation of the Closing; (iii) any waiting periods under any antitrust laws have expired; (iv) obtaining all required consents from any relevant governmental authorities; (v) the amendment and restatement of Pubco’s memorandum and articles of association, (vi) effectiveness of the Registration Statement; (vii) the shares of Pubco Class A Ordinary Shares having been approved for listing on the Applicable Stock Exchange; (viii) closings under the Contribution Agreements for at least an aggregate of $250 million in Company Net Asset Value have been consummated.

The obligations of Soulpower Acquisition Corp. to consummate (or cause to be consummated) the Transactions are also subject to, among other things: (i) the representations and warranties of SWB, Pubco, SWB Merger Sub and SPAC Merger Sub being true and correct, subject to the applicable materiality standards contained in the SWB Business Combination Agreement, (ii) material compliance by SWB, Pubco, SWB Merger Sub and SPAC Merger Sub with their respective pre-closing covenants, (iii) no occurrence of a Material Adverse Effect with respect to SWB or Pubco which is continuing and uncured, (iv) the effectiveness of lock-up agreements with each SWB Equityholder, (v) the ELOC Agreement (as defined below) being in full force and effect, and (vi) the execution and delivery by Pubco of the Amended and Restated Registration Rights Agreement (as defined below).

The obligations of SWB, Pubco, SWB Merger Sub and SPAC Merger Sub to consummate (and cause to be consummated) the Transactions are also subject to, among other things: (i) the representations and warranties of Soulpower Acquisition Corp. being true and correct, subject to the applicable materiality standards contained in the SWB Business Combination Agreement, (ii) material compliance by Soulpower Acquisition Corp. with its applicable pre-closing covenants, (iii) no occurrence of a Material Adverse Effect with respect to Soulpower Acquisition Corp. since the date of the SWB Business Combination Agreement which is continuing and uncured, (iv) the Sponsor Support Agreement and Insider Letter Amendment being in full force and effect, (v) the effectiveness of lock-up agreements with each SWB Equityholder (vi) appointment of directors to the Pubco Board as contemplated by the SWB Business Combination Agreement, (vii) the execution and delivery of the Amended and Restated Registration Rights Agreement by Soulpower Acquisition Corp., at least a majority of the holders of “Registrable Securities” pursuant to the Founder Registration Rights Agreement (as defined below), and the SWB Equityholder, and (viii) execution of new employment agreements, effective as of the Closing, in form and substance acceptable to Soulpower Acquisition Corp. and SWB, between certain specified persons and Pubco or SWB or its subsidiaries.

Termination Rights

The SWB Business Combination Agreement contains certain termination rights, including, among others, the following: (i) upon the mutual written consent of Soulpower Acquisition Corp. and SWB, (ii) by Soulpower Acquisition Corp. or SWB if a government authority shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transactions, (iii) by Soulpower Acquisition Corp. or SWB if the conditions for Closing have not been fulfilled or waived on or prior to the nine (9) month anniversary of the Signing Date, (iv) by SWB if the SPAC Shareholder Meeting is held and SPAC Shareholder Approval is not received, (v) by Soulpower Acquisition Corp. in connection with a breach of a representation, warranty, covenant or other agreement by SWB, Pubco, SPAC Merger Sub or the SWB Merger Sub, if the breach would result in the failure of the related condition to Closing, (vi) by SWB in connection with a breach of a representation, warranty, covenant or other agreement by Soulpower Acquisition Corp. if the breach would result in the failure of the related condition to Closing, or (vii) by written notice by SWB to Soulpower Acquisition Corp. if Soulpower Acquisition Corp.’s board of directors shall have made a change, in compliance with the SWB Business Combination Agreement, in the SPAC Recommendation.

None of the parties to the SWB Business Combination Agreement are required to pay a termination fee or reimburse any other party for its expenses as a result of a termination of the SWB Business Combination Agreement. As noted above, Soulpower Acquisition Corp. will bear all fees, costs and expenses incurred by any party in connection with the SWB Business Combination Agreement and the Transactions, including any Transaction Financing and the SWB Agreements.

Trust Account Waiver

SWB, Pubco, Soulpower Acquisition Corp. Merger Sub and SWB Merger Sub each agreed that it and its respective affiliates will not have any right, title, interest or claim of any kind in or to any monies in Soulpower Acquisition Corp.’s trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Sponsor Support Agreement

Contemporaneously with the execution of the SWB Business Combination Agreement, Soulpower Acquisition Corp. entered into a Sponsor Support Agreement with Soulpower Acquisition Sponsor LLC (the “Sponsor”) and Pubco (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) to vote its ordinary shares in favor of the SWB Business Combination Agreement and the Transactions and each of the SPAC Shareholder Approval Matters, (ii) vote its ordinary shares against any alternative transactions and (iii) to comply with the restrictions imposed by the letter agreement, dated as of April 1, 2025, by and among Soulpower Acquisition Corp., the Sponsor and the officers and directors of Soulpower Acquisition Corp. at the time of its initial public offering (the “Insider Letter”), including the restrictions on transfer and redeeming our ordinary shares in connection with the Transactions.

The Sponsor Support Agreement and certain of its provisions will terminate and be of no further force or effect upon the earlier to occur of Closing and the termination of the SWB Business Combination Agreement pursuant to its terms and, if the SWB Business Combination Agreement is terminated pursuant to its terms, all provisions of the Sponsor Support Agreement will terminate and be of no further force or effect.

Lock-Up Agreements

In connection with their Contribution Agreements, the Contribution Investors have entered into Lock-Up Agreements with Pubco (collectively, the “Contribution Investor Lock-Up Agreements”), which will become effective as of the Closing. Also, in connection with the BVI Banking License Purchase Agreement, the Collaboration Agreement and the Consulting Agreements, the counterparties thereto have entered into Lock-Up Agreements with Pubco (collectively, the “Other SWB Lock-Up Agreements”), which will become effective as of the Closing. Simultaneously with the execution and delivery of the SWB Business Combination Agreement, each holder of the outstanding membership interest units of SWB also entered into a Lock-Up Agreement with Pubco (collectively, the “SWB Member Lock-Up Agreements” and, together with the Contribution Investor Lock-Up Agreements and the Other SWB Lock-Up Agreements, the “Lock-Up Agreements”), which will become effective as of the Closing. Under the Lock-Up Agreements, the counterparties have agreed not to transfer or dispose of the Restricted Securities, enter into any swap or arrangement that transfers ownership of the Restricted Securities, or publicly announce the intention to do any of the foregoing until the earlier of (i) a certain period of time after the Closing, ranging from 12 months to 42 months from the Closing, subject, in certain cases to a pro rata leak-out over 18 months and an early release in certain circumstances, including based on Pubco’s post-Closing stock price or trading volume or (ii) the date after the Closing on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction with an unaffiliated third party that results in all of Pubco’s shareholders having the right to exchange their equity holdings in Pubco for cash, securities, or other property.

Insider Letter Amendment

Simultaneously with the execution of the SWB Business Combination Agreement, Soulpower Acquisition Corp., Pubco, Sponsor, SWB, Cantor, and SPAC’s directors and officers entered into an amendment to the Insider Letter (the “Insider Letter Amendment”) to (i) add Pubco and SWB as parties to the Insider Letter, (ii) revise the terms of the Insider Letter to reflect the Transactions, including the issuance of Pubco securities in exchange for our securities, and have Pubco assume and be assigned the rights and obligations of Soulpower Acquisition Corp. under the Insider Letter and (iii) amend the terms of the lock-up set forth in the Insider Letter to conform with the lock-up terms in the Lock-Up Agreements described above.

ELOC Agreement

Contemporaneously with the execution of the SWB Business Combination Agreement, CREO Investments LLC, a Delaware limited liability company (the “ELOC Investor”) entered into an ordinary share purchase agreement (the “ELOC Agreement”) and related registration rights agreement (the “ELOC Registration Rights Agreement”) with Pubco, which shall become effective upon the Closing. Pursuant to the ELOC Agreement, Pubco shall have the right to sell to the ELOC Investor up to $250 million Pubco Class A Ordinary Shares (the “Commitment Amount”), which such Commitment Amount can be increased to up to $5 billion upon the mutual agreement of Pubco and the ELOC Investor after the Closing (the “ELOC Financing”). Pubco is obligated under the ELOC Agreement and ELOC Registration Rights Agreement to file a registration statement with the SEC to register under the Securities Act for resale by ELOC Investor of the Pubco Class A Ordinary Shares that Pubco may issue to ELOC Investor under the ELOC Agreement.

After the satisfaction of certain conditions precedent set forth in the ELOC Agreement (the “Commencement”), Pubco will have the right from time to time at its sole discretion until during the 36-month period from and after the Commencement, to direct ELOC Investor to purchase up to a specified maximum amount of Pubco Class A Ordinary Shares as set forth in the ELOC Agreement by delivering written notice to ELOC Investor prior to the commencement of trading on any trading day. Pubco will control the timing and amount of any sales of Pubco Class A Ordinary Shares to ELOC Investor. Actual sales of Pubco Class A Ordinary Shares to ELOC Investor under the ELOC Agreement will depend on a variety of factors to be determined by Pubco from time to time, including, among other things, market conditions, and the trading price of Pubco Class A Ordinary Shares.

The purchase price of the shares of Pubco Class A Ordinary Shares that Pubco elects to sell to ELOC Investor pursuant to the ELOC Agreement will be the volume weighted average price of the Pubco Class A Ordinary Shares during the applicable purchase date on which Pubco has timely delivered written notice to ELOC Investor directing it to purchase the Pubco Class A Ordinary Shares under the ELOC Agreement.

The ELOC Agreement and the ELOC Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

Pursuant to the ELOC Agreement and upon the Closing of the SWB Business Combination Agreement, Pubco will issue to ELOC Investor $2,500,000 worth of Pubco Class A Ordinary Shares (the “Commitment Shares”) upon the Closing as consideration for its irrevocable commitment to purchase the Pubco Class A Ordinary Shares upon the terms and subject to the satisfaction of the conditions set forth in the ELOC Agreement. In the event of an increase of the Commitment Amount, Pubco shall issue ELOC Investor an additional number of Commitment Shares equal to 0.5% of each additional $1 billion of increased Commitment Amount in accordance with the terms of the ELOC.

Amended and Restated Registration Rights Agreement

Concurrently with the Closing of the SWB Business Combination Agreement, Soulpower Acquisition Corp., Pubco, the Sponsor, Cantor, the Contribution Investors, each holder of the outstanding membership interest units of SWB and certain other persons shall enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) that will amend and restate the registration rights agreement entered into at the time of Soulpower Acquisition Corp.’s initial public offering between Soulpower Acquisition Corp., Cantor and the Sponsor (the “Founder Registration Rights Agreement”), pursuant to which Pubco will (i) assume the registration obligations of Soulpower Acquisition Corp. under such registration rights agreement, with such rights applying to the shares of Pubco Class A Ordinary Shares and (ii) provide registration rights with respect to the resale of shares of Pubco Class A Ordinary Shares (including upon conversion of any Pubco Class V Ordinary Shares) held by Sponsor, the SWB Equityholders and the other parties thereto.

Our Management Team

We believe a successful management team operating an acquisition vehicle within our category of interest must possess at least four key areas of expertise to be successful.

1. Financial Expertise, including the ability to generate transaction ideas, source prospects, understand and manage risk, structure opportunities, finance transactions, execute deals, and deliver financial results.

2. Technological Expertise, including the ability to understand emerging technologies, identify areas of early adoption, design cost-effective implementations, create new operating models, manage legacy systems, ensure technological security and stability, and deliver technological results.

3. Distribution and Community Expertise, including the ability to drive sales, distribute products, develop go-to-market strategies, secure earned media and press coverage, manage community and stakeholder relationships, build community coalitions, create culturally competent marketing and communications, establish thought leadership, evaluate and deploy programs across channels, and deliver distribution and community results.

4. Human Capital Expertise, including the ability to recruit, manage, engage, and develop world-class talent.

With these criteria in mind, we have a board of directors that we believe excel in these areas.

1.	Financial Expertise: David Magli has served as a lifelong career financial institution mergers and acquisitions specialist.

2.	Technological Expertise: Blake Janover has founded and operated multiple businesses and has served as a principal in more than one billion of capital formation across real estate, financial technology, digital assets, and energy, and has served as a principal in multiple reporting companies.

3.	Distribution and Community Expertise: Jeff Hoffman has built companies with market leading sales, marketing, and distribution, including Priceline.com/Booking.com, uBid.com, and more.

4.	Human Capital Expertise: Marques Colston is a renowned coach and business leader, leveraging his experience as an NFL superstar to champion “underestimated and undervalued” talent across his businesses.

Our management team is led by Justin Lafazan, the Chairman of our board of directors and Chief Executive Officer, Teresa Strassner, our Chief Financial Officer and Director, and Joshua Lafazan, our President.

Justin Lafazan is an entrepreneur with unique abilities to create compelling vision and recruit a world-class team to deliver results. Prior to leading Soulpower, Justin founded Next Gen HQ in October 2014, a venture-backed technology firm, for which he was awarded the Forbes 30-under-30 recognition in the category of education. Justin served as the Chief Executive Officer of Next Gen HQ from October 2014 through December 2022 and as a director since October 2023. Beginning in January 2023, Justin also serves as the Chairman of Fam1 Investments, a private family investment entity. Justin is a thought leader in the category of personal freedom and economic self-development, having authored two books, “What Wakes You Up” and “Now That’s Momentum”. Justin is a graduate of the Wharton School of Business at the University of Pennsylvania.

Joshua Lafazan was a member of the Nassau County Legislature from the 18th district from January 2018 to December 2023. He attended Cornell University for bachelor of science degree and Harvard University for his masters of education degree. He is currently a doctoral candidate in education at the University of Pennsylvania. He also teaches a course on running for office as a young candidate at Long Island University.

Teresa Strassner has spent her career focused on creating financial value within the asset management industry. She has developed a specific skillset in the areas of mergers and acquisitions. In September 2019, she founded the buy-side focused investment bank and fractional CFO firm Vantage Financial. Teresa is an alumnus of the University of Hartford, where she graduated with honors, holding a dual degree in musicological and sociological research with a concentration in qualitative data analysis. Her combination of accounting, financial and mergers and acquisitions experience makes her an invaluable asset as Chief Financial Officer.

We have also onboarded a group of directors who will provide public company governance, executive leadership, operational oversight, insurance, private equity investment management and capital markets experience.

Jeffrey Hoffman is an award-winning global entrepreneur, CEO, worldwide motivational speaker, bestselling author, producer of a Grammy Award winning jazz album, and executive producer of an Emmy Award winning television show. He is the executive producer of GOING PUBLIC, a show where viewers worldwide can invest in the startups that Mr. Hoffman is mentoring on the air. In his career, he has been the founder of multiple startups, he has been the CEO of both public and private companies, and he has served as a senior executive in many capacities. Mr. Hoffman has been part of a number of well-known successful startups, including Priceline.com/Booking.com, uBid.com and more. Since December 2017, Mr. Hoffman has been the Chairman of the Global Entrepreneurship Network, which works with entrepreneurs in 200 countries. He is also on the Advisory Board of CEED Global, the Centers for Entrepreneurship and Executive Development, teaching entrepreneurship globally in developing countries. Mr. Hoffman is also the founder and CEO of World Youth Horizons, a non-profit organization providing homes, schools, food, and health care to children in need around the globe. Mr. Hoffman regularly appears on Fox News, Fox Business, CNN, CNN International, Bloomberg News, CNBC, ABC, and NPR, and in publications including Forbes, Inc., Time, Fast Company, and the Wall Street Journal. He was recently awarded a humanitarian award from Disney and Be Great, as well as a Lifetime Achievement Award from the Los Angeles Tribune for his business and philanthropic contributions. Mr. Hoffman holds a bachelor of science degree from Yale University.

Blake Janover is the founder, chairman, and CEO of J2 Labs Inc. He serves as a member of the Board of Directors and Chief Commercial Officer of DeFi Development Corporation (Nasdaq: DFDV), a publicly traded digital asset treasury company whose predecessor he founded and led through its initial public offering on the Nasdaq Capital Market in 2023. Mr. Janover also serves as a member of the Board of Directors of Deep Fission, Inc., a small modular nuclear reactor company selected for the U.S. Department of Energy’s Reactor Pilot Program. Over a career spanning more than 15 years, Mr. Janover has served as a principal in more than $1 billion of capital formation across real estate, financial technology, digital assets, and energy, and has served as a principal in multiple public reporting companies. He has founded and operated multiple businesses, employing hundreds of people globally throughout his career. Mr. Janover is an alumnus of Harvard Business School having completed its Owner/President Management Program and ia a member of the Young Presidents’ Organization (YPO). He is a NATSEC Fellow at the National War College Alumni Association, where his work focuses on artificial intelligence at the intersection of private-sector innovation and national security, as well as the U.S.-Israel relationship. He also serves as a guest lecturer and mentor at Reichman University’s Zell Entrepreneurship Program in Israel.

David Magli is the Chief Executive Officer and Founder of Magstar Capital LLC, a position he has held since January 2018. He is responsible for managing the firm’s global investment banking business, including its M&A and Capital Raising advisory engagements across all sectors. For more than two decades, Mr. Magli has served as a trusted advisor to companies and investors throughout the U.S. on merger & acquisition and capital raising activities. Mr. Magli regularly advises companies across banking and specialty finance, food and beverage, agriculture, healthcare/medical device, technology, logistics and manufacturing, real estate, and asset management/fund sectors. Mr. Magli has also previously served in executive management roles for investment banking firms advising and investing in the financial services, healthcare, business services, media and consumer industries, as well as a diversified holding company with operating and investment interests in the media, entertainment and publishing industries. Mr. Magli received his JD/MBA, cum laude from American University and his bachelor’s degree in finance from Georgetown University in Washington, D.C., where he was also a member of the NCAA Division 1 Men’s Varsity Soccer team. Mr. Magli currently holds the Series: 7, 24, 63, 79, 87 & 99 registrations with FINRA.

Marques Colston is a seasoned business leader, Super Bowl champion, an inductee in the New Orleans Saints Hall of Fame and the Sports Hall of Fame in both Pennsylvania and Louisiana. While an active player for the New Orleans Saints, he was the all-time franchise leader in receptions, receiving yards, and total touchdowns. In January 2024, Mr. Colston founded Champion Venture Partners Inc, a sports asset management firm investing in growth state sports companies. Since September 2020, Marques has served as an Executive Coach and Consultant in Marques Colston Enterprises LLC, providing 1:1 coaching support for entrepreneurs, athletes, and executives. From December 2018 to December 2021, Mr. Colston served as Managing Director, Virtua Health Systems Center for Innovation. His strategic vision and desire to support athletes was the driver in attaining the Series 66 and Series 7 licenses, becoming a Registered Investment Adviser. He also launched an executive education program tailored for professional athletes at Columbia Business School. He also played a pivotal role in building and growing The Players Impact as Managing Director, as well as serving in advisory capacities with NFL Players Inc. and NFLPA One Team Collective. Mr. Colston’s work in the community includes appointments to the executive committee at Son of a Saint and Career Immersion and Leadership Institute (CILI). He also launched a mentorship and enrichment program, in partnership with the Urban Entrepreneurship and Policy Institute at University of New Orleans called Dollars to Dreams, supporting high school students with financial education and entrepreneurship resources. Mr. Colston holds a B.A. (Interdisciplinary Studies) from Hofstra University.

Frank Candio is an entrepreneur, investor, board member, and advisor to early stage and emerging B2B technology companies. From 2006 to 2013, Mr. Candio was the founding partner and chief marketing officer of Sales Engine International, a marketing services and technology firm. Since 2013, Mr. Candio has been an advisor to and investor in global technology and services firms. In May 1991, Mr. Candio founded Cambridge Resources, an advisory consultancy. He was previously a director of OSG Billing Services, a position he held for nearly a decade. Mr. Candio holds a BA in humanities from Thomas Edison State College.

Daniel Hickey brings 30 years of diverse insurance experience across the P&C industry and is the Founding Partner and CEO of Roosevelt Road Capital Partners since March 2009. RRCP is a Global Insurance Organization, which wholly owns Tradesman Program Managers USA MGA (of which Mr. Hickey has been the CEO since November 2016), K&B Specialty Insurance (of which Mr. Hickey has been the CEO since August 2021), Renaissance Specialty Insurance and Roosevelt Road Re a Class 3B Category VIII Bermuda reinsurance company. Mr. Hickey served as CEO and Chairman of Majestic Holdings, LLC, a company he took public in 2005. RRCP has grown premiums in excess of $350m and has established itself as the industry leader in providing best in class claims and loss control to the New York Construction market, habitational real estate, Sport and Entertainment and Assisted Living industry niches with exceptional underwriting results.

Mr. Hickey has an outstanding philanthropic record as he coaches youth football and also hosts the Eileen Hickey holiday dinner on Thanksgiving and Christmas feeding over 1500 people every holiday for the last 40 years. Mr. Hickey has a thorough understanding of the intricacies of the insurance model from top to bottom, understands the role each key discipline plays in a successful operation and possesses the keen ability and vision to build and execute an effective company strategy. Mr. Hickey graduated from Northeastern University in 1990 with a B.A. in Business Administration, majoring in finance, and graduated with honors (cum laude).

Natasha Srulowitz is a seasoned leader with experience in driving transformative change across global enterprises and startups. With a diverse skill set encompassing strategic partnerships development, startup operations management, and customer acquisitions, Ms. Srulowitz currently serves as a principal strategy advisor at Somada Solutions. She previously was the Vice-President of Innovation at Citibank from October 2022 to January 2023, a strategy consultant at next Gen HQ from October 2020 to July 2022 and the director of the accelerator program at Exceed Network from April 2017 to June 2020. Ms. Srulowitz has an MBA from Columbia Business School and a degree in business administration and finance from the University of Washington- Michael G. Foster School of Business.

Our board members have extensive experience, having served as directors or officers for numerous publicly listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well following the completion of our initial business combination,

We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on businesses in the consumer financial services industry, included businesses that focus on insurance services and long-term savings and investments and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our shareholders.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our officers and directors and entities for which a conflict of interest may or does exist between such persons and us, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Management — Conflicts of Interest.”

Our Investment Thesis and Strategy

In the event that we do not consummate the SWB Business Combination Agreement, we will concentrate our efforts on identifying businesses operating within the category of consumer financial services, with a particular interest in businesses that support consumer activities related to insurance services and long-term savings and investments. While we may pursue a business combination outside of that industry, we believe our focus best combines the expertise and experience of our management team with a sector that offers attractive investment opportunities.

We believe technology is changing the way that consumers interact with financial services in our categories of interest. This ongoing transformation creates new opportunities for firms to better service their consumers. We intend to target companies that are capitalizing, or have the potential to capitalize, on the new strategic, operational, and commercial opportunities brought about through technological transformation.

Consistent with this strategy, we have identified the following general areas of focus that we believe are important in evaluating prospective targets. We will use these in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria.

●	Primary Insurance Carriers, Reinsurance Businesses, and other Insurance Services businesses;

●	Life Insurance and Annuity Businesses: Primary Life and Annuity Carriers; Life and Annuity focused reinsurance businesses; Life insurance and annuity-focused companies operating in product development, policy administration, or policy management; Life Insurance and Annuity-distribution companies including retail agents, insurance brokers, managing general agencies, and other technology firms; “InsurTech” companies, including those focused on using technology to maximize savings and efficiency, launch growth opportunities, and innovate new risk selection processes

●	Retirement Product and related Consumer Financial Services distribution businesses, including those in WealthTech” “RetireTech” or “FinTech”: These include companies, using artificial intelligence and bigdata to provide an alternative to traditional wealth management firms or otherwise make investment servicing more efficient, flexible, and accessible; those creating robo-advisory solutions, micro-investment solutions, digital brokerages, and other software offerings; other related “FinTech” companies, including those creating technological solutions to transform the investment and asset management industry

●	Other related businesses that match our management team’s expertise and can provide outsized risk-adjusted returns to our shareholders

Industry Opportunity

As of the date of this report, we anticipate that we will consummate the SWB Business Combination Agreement. While we have entered into the SWB Business Combination Agreement, in the event we are unable to consummate the SWB Business Combination Agreement, we will continue to pursue another business combination. While we may pursue an initial business combination target in any stage of our corporate evolution or in any industry or sector, we intend to concentrate our efforts on identifying businesses operating within the category of insurance services, retirement savings, and other related financial services.

We believe that our target industry is attractive for a number of reasons, including the following:

The Scale of Global Opportunity – Insurance

Insurance is one of the largest industries in the world. Insurance premiums combined represent almost $5 trillion dollars globally. Total assets for insurance carriers increased by 4.9% in 2021 to $44 trillion (GIMAR, SWM). The overall credit quality of assets is high. The scale of the sector at large is a sign of its import to our economy and societal structure.

The Rise of Asset Management Interest in Life Insurance

While generally true to all insurance verticals, specific to life insurance, the balance sheet of a life insurance and annuities carrier represents one form of “permanent capital” – investment funds that do not have to be returned to Limited Partner investors on a specified timetable. This capital type is a “holy grail” to private investors, as managers can save time on fundraising and achieve new levels of flexibility to invest without pre-determined time-return profiles.

In 2021, private investors announced deals to acquire – or reinsure – over $200 billion of US liabilities (McKinsey). This investor group now owns over $900 billion of life and annuity assets across Europe and the Americas. Nearly all major private equity firms have exponentially increased their holdings of life and annuity assets.

The Scale of Financial Problems for Consumers

We believe there is latent market demand for long-term savings and investments products and services in our retirement savings category given the scale of the “problems” facing consumers.

While employment patterns have shifted for most workers, the retirement savings industry has not adapted accordingly. When the original retirement savings industry was created, many American workers were receiving defined benefit and defined contribution retirement plans as the economy was largely structured around long-career tenures. Today, lifetime corporate employment has largely been replaced by a high-turnover employment pattern, multi-job work, and the rise of the 1099 “gig economy,” We also believe there is widespread consumer doubt about the stability and comprehensive support provided by Social Security. These systemic trends are leaving many workers and consumers without comprehensive long-term savings security.

Financial stress, particularly in America, remains at an all-time high. 4+ out of 10 US workers are living paycheck to paycheck, 1 out or 3 is experiencing material mental or emotional health issues related to money. 70% said it is difficult to be happy given their economic situation, and 90% of Americans feel stressed when it comes to money (CNBC).

We believe the primary driver for stress around money is the interplay between savings and expenses. Short-term expenses are real, present, and often unavoidable. They’re also costly (and costs are rising). That makes it psychologically challenging to save for the future. Because of this, fewer than half of Americans have an emergency fund (CNBC). Out of those with an emergency fund, about 1 out of 4 has less than $5,000 saved. Credit card balances are ballooning, and delinquency rates are increasing. And American household debt is all-time high ($15 trillion in 2021), and only going up (SoFi). As a nation, we owe $10 trillion+ in mortgage debt, $1.5+ trillion in student loans, $2 trillion+ in auto loans and credit debt, and more. We believe that the scale of consumers’ concerns about savings and expenses brings with it the opportunity to meet unmet market demand and create a highly valuable enterprise.

The Scale of The Financial Assets and Opportunity

There is still nearly $40 trillion invested in US retirement vehicles. In fact, retirement assets account for 30%+ of total household financial assets in the US (Congressional Research Service).

Assets in IRAs totaled $12.955 trillion at the end of the second quarter of 2023, up 4% year over year (ICI). There was $7.040 trillion in 401(k)s for the second quarter of 2023, and $11.125 trillion across Defined Contribution plans for the first quarter of 2024.

These are true “mass-market” products, too, used by hundreds of millions of every-day Americans (ICI).

The average balances are $127,745 in IRAs for the first quarter of 2024 and $125,900 in 401(k)s for the first quarter of 2024 (Nerdwallet). Most of this money is Americans saving and stashing it themselves, as the average 401(k) employer contribution is just 4.6% in the first quarter of 2024.

The financial services industry represents a significant part of the global economy. In 2020, finance and insurance represented approximately 8.3%, or $1.7 trillion, of U.S. gross domestic product (source: trade.gov).

Broad Universe of Potential Targets

The total global investment in technology-enabled financial companies has risen substantially over recent years. As an example, in 2023, $113.7 billion worth of new investments flowed to 4,547 FinTech deals (source: KPMG).

Pace of Growth and Innovation Across Subsectors

We believe the pace of innovation is accelerating across consumer financial services. New technology trends driving technological transformation across our category of interest include: artificial intelligence and machine learning technology; big data and analytics technology; cloud technologies; APIs including open banking and connectivity; digital assets and blockchain technology; exchanges, trading platforms, and capital markets technology; payments technology; regulatory and compliance technology; risk technology including technologies covering fraud, cybersecurity, and related identity protections; wealth management technologies.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on companies that provide value-added services that we believe:

●	Large and Growing Addressable Market. A target business with significant opportunity to capture market share in a large and growing addressable market.

●	Differentiated Position. A target business that holds a unique, compelling, sustainable competitive advantage in its operating category.

●	Significant Future Growth Prospects. A target business that has multiple diverse drivers of revenue and earnings growth, including both organic and inorganic growth opportunities.

●	Attractive Return Profile. A target business that has significant potential for attractive risk-adjusted returns for shareholders, weighing potential growth opportunities and operational improvements against any identified downside risks.

●	Committed Management Team. A target business with a professional management team whose interests are aligned with those of our investors.

●	Benefits from being a Public Company. A target business that will benefit from being publicly listed and can effectively utilize the broader access to capital and the public profile to grow and accelerate shareholder value creation.

We intend to seek targets with an aggregate combined enterprise value of approximately $300 million to $1.2 billion, based upon widely accepted valuation standards and methodologies. We believe targeting companies in this “middle market” will provide the greatest number of opportunities for investment.

We believe technology is changing the way that consumers interact with financial services in our categories of interest. This ongoing transformation creates new opportunities for firms to better service their consumers. We intend to target companies that are capitalizing, or have the potential to capitalize, on the new strategic, operational, and commercial opportunities brought about through technological transformation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this annual report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (the “SEC”).

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th.

In addition, after completion of our initial public offering and prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, NYSE will consider us to be a “controlled company” within the meaning of NYSE corporate governance standards. Under NYSE corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Financial Position

With funds in the trust account available for a business combination in the amount of approximately $257,619,976 as of December 31, 2025 (assuming no redemptions), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the date that is 24 months from the closing of the initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law. Our amended and restated memorandum and articles of association prohibit redemptions in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001.

If we are unable to complete our initial business combination within 24 months from the closing of our initial public offering and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, or by such earlier liquidation date as our board of directors may approve, from the closing of our initial public offering, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law as further described herein. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our private placement units will be worthless.

The NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. We have obtained such a fairness opinion in connection with the transactions contemplated by the SWB Business Combination Agreement.

Members of our management team and our independent directors own or will directly or indirectly own founder shares and/or private placement units following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and private placement may be rendered worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As such, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.

We are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Potential Additional Financings

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sponsor Information

Our sponsor, Soulpower Acquisition Sponsor LLC, is a Delaware limited liability company. Although our sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our sponsor’s business is focused on investing in our company. Soulpower Management is the sole managing member of Soulpower Acquisition Sponsor LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. The sole managing member of Soulpower Management is Soulpower International Corporation which is controlled by Justin Lafazan, our Chief Executive Officer and Chairman of the board of directors. David Magli and Daniel Hickey, our directors, are members of Soulpower Management. As of the date of this annual report, Soulpower International Corporation is entitled to receive an indirect interest in approximately 9% of the founder shares and 6% of the Private Placement Units owned by the Sponsor. David Magli, our director, is entitled to receive an indirect interest in approximately 4% of our founder shares and 3% of the Private Placement Units owned by the Sponsor. Daniel Hickey, our director, is entitled to receive an indirect interest in approximately 8% of our founder shares and 6% of the Private Placement Units owned by the Sponsor. Other third-party accredited investors with pre-existing relationships with our management team and sponsor, have an aggregate of approximately 60% indirect interest in our founders shares and 46% indirect interest in private placement units owned by the Sponsor through membership interests in Soulpower Management LLC.   Such investors will have no right to control the sponsor or participate in any decision regarding the disposal of any security held by the sponsor.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to in excess or 20% of the number of our ordinary shares then outstanding (other than in a public offering)

●	Any of our directors, officers or substantial shareholders (as defined by NYSE rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance of ordinary shares that will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or units in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or Share Rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of Share Rights outstanding and/or increase the likelihood of approval on any matters submitted to the Share Rights holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our sponsor, initial shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, initial shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, initial shareholders, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or Share Rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or Share Rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	If our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or Share Rights from public shareholders, they do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights;

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates:

○	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or Share Rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Share Rights.”

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account was initially $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), as described above under the heading “Shareholders May Not Have the Ability to Approve Our Initial Business Combination.” Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with NYSE’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 8,243,334, or 32.97%, of the 25,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, the over-allotment option is not exercised and the parties to the letter agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Share Rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,050,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum Smith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with our Initial Business Combination and if We Fail to Complete our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within 24 months from the closing of the initial public offering.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares, subject to any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. If our sponsor, initial shareholders, directors, officers, advisors or their affiliates were to purchase share rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.	If we are unable to complete our initial business combination within the completion window, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account, (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and interest withdrawn in order to pay our taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding Share Rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 250 W 55th St 17th Floor, New York, New York 10019. The cost for this space is included in the $5,000 per month fee that we will pay Soulpower International for office space, administrative and support services. We consider our current office space adequate for our current operations. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers, Justin Lafazan, Teresa Strassner and Joshua Lafazan. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Units, Ordinary Shares and Rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the prospective target business, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form S-1 with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

This annual report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this annual report, including our consolidated financial statements and the related notes appearing at the end of this annual report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary Risk Factors

An investment in our securities involves a high degree of risk. For the complete list of risks relating to the SWB Business Combination Agreement, see the section titled “Risk Factors” contained in the Form S-4 which will be filed by Pubco after the filing of this annual report. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” of this annual report, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination any may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable initial business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit that time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public units from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public units.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Share Rights, potentially at a loss.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions

●	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

●	The value of the founder shares following the completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may may it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and war and tensions in the Middle East, including the Iran war.

●	Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

●	An investment in our securities may result in uncertain U.S. federal income tax consequences.

●	Consummation of the SWB Business Combination Agreement is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this annual report.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Shareholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 25% of our issued and outstanding ordinary shares as of the date of this annual report.

Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 8,243,334, or 32.97%, of the 25,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, the over-allotment option is not exercised and the parties to the letter agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting compensation. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem public shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “Risks Relating to Our Securities — The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may engage Cantor or one of its affiliates to provide additional services to us after our initial public offering, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Cantor is entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause Cantor to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage Cantor or one of its affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay Cantor or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The Cantor is also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. Cantor or its affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. Cantor is under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our Share Rights will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described in this “Risk Factors” section.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the Share Rights may be worthless.

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the Share Rights may be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public units from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public units.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or Share Rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or Share Rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public units outstanding and/or increase the likelihood of approval on any matters submitted to the Share Right holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or Share Rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	Our registration statement/proxy statement filed for our business combination would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or Share Rights from public shareholders outside the redemption process, along with the purpose of such purchases;
●	If our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or Share Rights from public shareholders, they would do so at a price no high er than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;
●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;
○	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;
○	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;
○	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and
○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Permitted Purchases of Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Please see “Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete one or more initial business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement units and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our respective business combinations than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. IF we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $1,250,000 was available to us initially outside the trust account to fund our working capital requirements. We believed that, upon closing of our initial public offering, the funds available to us outside of the trust account were sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our Share Rights will expire worthless.

On February 19, 2026, we issued the A Note in the principal amount of up to $785,000 Soulpower Management, the managing member of the Sponsor. The A Note is due on the earlier of (i) the consummation of our initial business combination or (ii) our liquidation and may be prepaid at any time without penalty. A flat-rate of 22% of the principal amount in interest is due at maturity, unless earlier prepaid. The A Note is not convertible into securities of the company and is subject to customary events of default, the occurrence of certain of which automatically trigger the unpaid principal balance of the A Note, accrued interest and all other sums payable with regard to the A Note becoming immediately due and payable.

Also on February 19, 2026, we issued the B Note to Soulpower Management in the principal amount of up to $2,500,000. Under the terms of the B Note, the outstanding principal balance of the B Note shall be automatically and irrevocably forgiven in full upon consummation of our initial business combination and all obligations of the company thereunder shall be deemed satisfied and discharged without further action by any party to the B Note. If the company does not consummate a business combination, the B Note will be due on the earlier of (i) the occurrence of an event of default or (ii) our liquidation. The B Note bears no interest, is not convertible into securities of the company and is subject to customary events of default, the occurrence of certain of which automatically trigger the unpaid principal balance of the B Note and all other sums payable with regard to the B Note becoming immediately due and payable.

Soulpower Management is the sole managing member of the Sponsor. The sole managing member of Soulpower Management is Soulpower International Corporation which is controlled by Justin Lafazan, the Chief Executive Officer and Chairman of the board of directors of the company. Certain other directors of the company are also members of Soulpower Management.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Withum Smith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not and have not executed agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement entered into on April 1, 2025, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may have insufficient funds to satisfy the indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.”, the SEC ‘s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our anticipated activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time, (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our Share Rights will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we will likely receive less interest on the funds held in the trust account than we would have had the trust account remained as initially invested, such that our public shareholders would receive less upon any redemption or liquidation of the company than what they would have received had the investments not been liquidated.

The funds to be held in the trust account will, following our initial public offering, be initially held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the trust account than we would earn if the trust account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit at a bank could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company as compared to what they would have received had the investments not been so liquidated.

Notwithstanding the measures set forth above, we may still be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the company, our Share Rights would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the trust account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our trust account will be guaranteed by the FDIC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continued effects of the coronavirus (COVID-19) pandemic and the status of debt and equity markets, as well as protectionist legislation in our target markets.

Since late 2019, the COVID-19 pandemic has caused substantial disruption to global economies and markets and the virus has continued to spread on a global scale. A significant outbreak of the COVID-19 and other infectious diseases, including the resurgence or variants thereof, could result in a widespread health crisis that could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner or even to conduct requisite due diligence. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and new variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 have been developed, there is no guarantee that such vaccines will be durable. The treatment or vaccine for COVID-19 and any potentially emerging variants may be ineffective or underutilized. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the tensions in the Middle East, including the Iran war.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and tensions in the Middle East, including the Iran war. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia, the ongoing conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Iran war and tensions in the Middle East and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Currently, global markets are experiencing volatility and uncertainty connected to the Iran war . Following the February and March 2026 missile strikes in Iran, there has been increased instability, including airspace closures in the Middle East, damage to airports and the de facto closure of the Strait of Hormuz, a waterway that transports approximately 20% of the world’s petroleum. The duration and impact of this ongoing armed conflict, and the potential of this conflict spreading to more regions is uncertain and could adversely affect the global economy, financial markets, and in turn us. Any such disruptions may also heighten the impacts of other risks described in this annual report.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond 24 months before redemption from our trust account.

If we are unable to consummate our initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our public shareholders to discuss company affairs with management, and the holders of our Class A ordinary shares will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

If we do not proceed with our announced business combination with SWB, because we are neither limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

If we do not proceed with our announced business combination with SWB, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

If we do not proceed with our announced business combination with SWB, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region, and there will be no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. Immediately after our initial public offering, there were 164,000,000 and 15,000,000 (assuming in each case that the underwriter has not exercised its over-allotment option) authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon conversion of the Share Rights, but does not take into account the shares reserved for issuance upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Immediately after our initial public offering, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any rights to receive funds from the trust account, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with public shares on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or Share Rights.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in our initial public offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of our initial public offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement units issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or lower, or at a price that approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, its managing member, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors, or any other holder of our founder shares may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On June 10, 2024, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 founder shares.

Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of this offering would be a maximum of 25,300,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25% of the outstanding shares after our initial public offering. Our public shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. Up to 1,100,000 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. The founder shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the trust account. In addition, our sponsor and Cantor Fitzgerald & Co., the representative of the underwriters, have purchased an aggregate of 620,000 private placement units (whether or not the underwriters’ over-allotment option is exercised in full), at a price of $10.00 per unit, or $6,200,000 in the aggregate, in a private placement that closed simultaneously with the closing of this offering. Of those 620,000 private placement units, our sponsor has agreed to purchase 400,000 units and Cantor Fitzgerald & Co. has agreed to purchase 220,000 units.

The private placement units will be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

In addition to the outstanding Notes, we may issue additional notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

In addition to the outstanding Notes, we may choose to incur additional substantial debt to complete our initial business combination. We have no commitments as of the date of this annual report to issue additional debt or debt securities other than the Notes. The Notes and potential incurrence of potential additional debt, depending on its terms, could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenue after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from our initial public offering and the private placement of units provided us with $250,000,000 that we may use to complete our initial business combination (which amount includes $10,600,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to out initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, special purpose acquisition companies have extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company and amending our share rights agreement will require a vote of holders of at least 50% of the Share Rights and, solely with respect to any amendment to the terms of the private placement rights or any provision of the share rights agreement with respect to the private placement rights (including, for the avoidance of doubt, the forfeiture or cancellation of any private placement rights), 50% of the then outstanding private placement rights (including the vote or written consent of Cantor). In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company) may be amended if approved by special resolution, under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Our sponsor, who beneficially owned approximately 25% of our ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.

Our sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of this offering and the sale of the private placement units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the date of this annual report, our sponsor owns approximately 25% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor. To the extent that any non-managing investors acquire membership interests in the sponsor, they will have no right to control the sponsor or vote or dispose of any securities held by the sponsor. In addition, the founder shares, all of which are held by our sponsor, will entitle the holders to vote to appoint all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If our sponsor purchased any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, since only holders of our Class B ordinary shares will have the right to vote on directors prior to our initial business combination, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our Share Rights may be worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will initially be held in banks or other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete and otherwise advantageous initial business combination with sone perspective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and Share Right holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our business combination in a manner that requires shareholders and/or Share Right holders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or Share Right holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a Share Right holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or Share Rights received. In addition, shareholders and Share Right holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and languages differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters, widespread health emergencies and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or Share Right holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or Share Right holder to recognize taxable income in the jurisdiction in which the shareholder or Share Right holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or Share Right holders to pay such taxes. Shareholders or Share Right holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A ordinary shares or Share Rights after the reincorporation

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we decide to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The ownership interest of our sponsor may change, and our sponsor may divest its ownership interest in us before identifying a business combination, which could deprive us of key personnel and advisors.

Our sponsor is a limited liability company of which Soulpower International Corporation is the sole managing member and David Magli and Daniel Hickey, our directors, are members. Soulpower International Corporation is controlled by Justin Lafazan, our Chief Executive Officer and Chairman of the board of directors. However, this may change as there is no contractual restriction on the sponsor or any of its members’ ability to share, sell or otherwise dispose of part or all of the interests in our sponsor or held by our sponsor. As a result, there is a risk that our sponsor (or Soulpower International Corporation) may divest its (or its or our officers’ and directors’) ownership or economic interests in us or in the sponsor before a business combination target is identified, which would likely result in the company’s loss of certain key personnel or advisors, including Mr. Lafazan, Mr. Magli and Mr. Hickey. In addition, there can be no assurance that any replacement sponsor, key personnel or advisors would successfully identify a business combination target for us or, even if one is one so identified, successfully complete such business combination, which could adversely affect the interests of public shareholders.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Conflicts of Interest.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Our sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, our sponsor, officers and directors may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management — Conflicts of Interest”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities — Certain Differences in Corporate Law — Shareholder Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement units, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the April 1, 2025 will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. In addition, in order to facilitate our initial business combination or for any other reason determined by our sponsor in its sole discretion, our sponsor may surrender or forfeit, transfer or exchange our founder shares, private placement units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. Through such transfer, or otherwise, our sponsor may remove itself as the sponsor of our company before identifying a potential business combination, which may result in our inability to consummate a business combination.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Share Rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of Share Rights will not have any right to the proceeds held in the trust account with respect to the Share Rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Share Rights, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units were first listed on NYSE on April 3, 2025. Although we currently meet the continued listing standards set forth in NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, unless we decide to list on a different NYSE tier, which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and Share Rights qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Our initial shareholders paid an aggregate of $25,000, or approximately $0.004 per founder share and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A ordinary shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A ordinary share and none to the Share Right included in the unit) and the pro forma net tangible book value per share of our Class A ordinary shares after our initial public offering constitutes the dilution to you and the other investors in our initial public offering. Our initial shareholders acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon closing of our initial public offering, and assuming no value is ascribed to the Share Rights included in the units, you and the other public shareholders have incurred an immediate and substantial dilution of approximately 92% (or $9.19 per share, assuming no exercise of the underwriters’ over-allotment option), the difference between the pro forma net tangible book value per share after our initial public offering of $(0.81) (assuming the maximum redemption) and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per public share.

Upon the closing of our initial public offering and assuming no exercise of the over-allotment option, our sponsor will have invested in us an aggregate of $4,025,000, comprised of the $25,000 purchase price for the founder shares and the $4,000,000 purchase price for the private placement units. Assuming a trading price of $10.00 per public share upon consummation of our initial business combination, the 4,000,000 founder shares would have an aggregate implied value of $40,000,000. Even if the trading price of our ordinary shares were as low as $0.91 per share, and the private placement units are worthless, the value of the founder shares would be equal to our initial investors’ aggregate initial investment in us. As a result, our sponsor and directors are likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team, who own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Carey Olsen Cayman Limited (“Carey Olsen”), our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning private placement units or public units or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us. For more information about the U.S. federal income tax treatment of the redemption of Class A ordinary shares, see the sections entitled “Certain Income Tax Considerations — U.S. Federal Income Tax Considerations — Considerations for U.S. Holders — Redemption or Repurchase of Class A Ordinary Shares for Cash” or “Certain Income Tax Considerations — U.S. Federal Income Tax Considerations — Considerations for Non-U.S. Holders — Redemption or Repurchase of Class A Ordinary Shares for Cash,” as applicable.

We may amend the terms of the Share Rights in a manner that may be adverse to holders of Share Rights with the approval by the holders of at least 50% of the then outstanding Share Rights. As a result, the conversion ratio of your Share Rights could be changed, the conversion period could be shortened and the number of Class A ordinary shares upon conversion of a Share Right could be changed, all without your approval.

Our Share Rights will be issued in registered form under a share rights agreement between Continental Stock Transfer & Trust Company, as right agent, and us. The share rights agreement provides that the terms of the Share Rights may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the share rights agreement to the description of the terms of the Share Rights and the share rights agreement set forth in the final prospectus for our initial public offering, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the share rights agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the share rights agreement as the parties to the share rights agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Share Rights, provided that the approval by the holders of at least 50% of the then-outstanding Share Rights is required to make any change that adversely affects the interests of the registered holders of Share Rights. Accordingly, we may amend the terms of the Share Rights in a manner adverse to a holder of Share Rights if holders of at least 50% of the then outstanding Share Rights approve of such amendment. Although our ability to amend the terms of the Share Rights with the consent of at least 50% of the then outstanding Share Rights is unlimited, examples of such amendments could be amendments to, among other things, change the conversion ratio of the Share Rights, shorten the conversion period or change the number of Class A ordinary shares upon conversion of a Share Right.

Our share rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Share Rights, which could limit the ability of Share Rights holders to obtain a favorable judicial forum for disputes with our company.

Our share rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the share rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the share rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Share Rights shall be deemed to have notice of and to have consented to the forum provisions in our share rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the share rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Share Rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Share Right holder in any such enforcement action by service upon such Share Right holder’s counsel in the foreign action as agent for such Share Right holder. This choice-of-forum provision may limit a Share Right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our share rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because each unit contains one Share Right to receive one tenth (1/10) of one Class A ordinary share upon consummation of our initial business combination and only a whole share will be issued in exchange for Share Rights, the units may be worth less than units of other special purpose acquisition companies.

Except in cases where we are not the surviving company in a business combination, each holder of a Share Right will automatically receive one tenth (1/10) of one Class A ordinary share upon consummation of our initial business combination. In the event we will not be the surviving company upon completion of our initial business combination, each holder of a Share Right will be required to affirmatively convert its Share Rights in order to receive one tenth (1/10) of one Class A ordinary share underlying each Share Right upon consummation of the business combination. We will not issue fractional shares in connection with an exchange of Share Rights.

As a result, you must hold Share Rights in multiples of 10 in order to receive Class A ordinary shares for all of your Share Rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and we redeem the public shares for the funds held in the trust account, holders of Share Rights will not receive any of such funds for their Share Rights and the Share Rights will expire worthless.

Holders of Class A ordinary shares will not be entitled to vote on continuing the company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

The grant of registration rights to our sponsor, Cantor Fitzgerald & Co. and other holders of our private placement units (and the securities comprising such units) may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration share rights agreement our sponsor, Cantor Fitzgerald & Co., and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement units (and the securities comprising such units) and their permitted transferees can demand that we register the private placement units (and the securities comprising such units) or holders of securities that may be issued upon conversion of working capital loans and their permitted transferees may demand that we register such units, shares, or the Class A ordinary shares upon conversion of such Share Rights and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements – Going Concern, management has determined that we do not have sufficient cash on hand to support our operations for a period of at least 12 months from the date of issuance of the financial statements. Furthermore, the remaining available borrowings on the A Note and the B Note do not provide sufficient capital to meet our anticipated obligations for at least twelve months from the date of issuance. We currently expect to incur additional costs in connection with pursuing and completing a proposed business combination, as well as continuing general and administrative expenses. The closing of the proposed business combination is subject to various customary conditions and is not guaranteed. If the business combination does not close, we will be required to seek an alternative transaction or, if none can be completed within the required timeframe, liquidate. While we intend to pursue additional sources of financing, there can be no assurance that such financing will be available on acceptable terms, or at all.

These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to raise additional capital or complete an initial business combination within the prescribed timeframe in our amended and restated certificate of incorporation, we will be forced to cease operations and liquidate. In such an event, there may be no assets available for distribution to our stockholders, and you could lose your entire investment.

We are a blank check company with a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our initial public offering. Because of our limited operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. Except as disclosed elsewhere in this annual report, we have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined herein) of our Class A ordinary shares or Share Rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of our prospectus captioned “Taxation — United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Share Rights in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of the final prospectus for our initial public offering captioned “Taxation — United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules.” A U.S. Holder is a beneficial owner of our units, Class A ordinary shares or Share Rights who or that is, for United States federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation (or other entity taxable as a corporation for United States tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate whose income is subject to United States federal income tax regardless of its source; or

●	a trust, if: (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons (as defined in the Code) have authority to control all substantial decisions of the trust, or (ii) it has a valid election in effect under U.S. Treasury Department regulations to be treated as a United States person (as defined in the Code).

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The Biden administration has proposed increasing the stock buyback tax rate from 1% to 4%; however, it is unclear whether such a change will be enacted and, if enacted, how soon it could take effect. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future).However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on NYSE, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete and initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate an initial business combination. However, because we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

The board and the audit committee oversee risk for us and are generally responsible for the oversight of risks from cybersecurity threats. Our management will promptly report to the Board and audit committee any cybersecurity incidents impacting us and the measures that may be taken to mitigate such incidents. In the event of a cybersecurity incident, we intend to follow an incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel and the Board and the audit committee. It is possible that the occurrence of any cybersecurity incidents, or a combination of them, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. We have not encountered any cybersecurity incidents since our initial public offering.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 250 West 55th Street, 17th Floor, New York, NY 10019. The cost for this space is included in the $5,000 per month fee. Pursuant to an administrative services agreement, dated April 1, 2025, between the company and the Sponsor (the “Administrative Services Agreement”), until the completion of our initial business combination or liquidation, we will pay a monthly fee of $5,000 to our Sponsor for secretarial and administrative services.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the NYSE. Each of our units consists of one ordinary share and one right and, commencing on April 3, 2025, trades on the NYSE under the symbol “ SOULU.” The ordinary shares and rights underlying our units are trading separately on the NYSE under the symbols “SOUL” and “SOULR,” respectively.

Holders of Record

On March 27, 2026, there were three holders of record of our units, 12 holders of record of our ordinary shares, and one holder of record of our rights. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination.

The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands Law. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, the ability to pay such dividends in kind at the combined company’s option may result in dilution to existing shareholders. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On April 3, 2025, we consummated our initial public offering of 25,000,000 units at $10.00 per unit, each unit consisting of one ordinary share and one right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of our initial business combination, generating gross proceeds of $250,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 620,000 private placement units at a price of $10.00 per unit in a private placement to the Sponsor and Cantor, generating gross proceeds of $6, 200,000. Following the closing of the initial public offering on April 3, 2025, the gross proceeds raised of $250,000,000 ($10.00 per unit) was placed in the Trust Account and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the company’s shareholders.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this annual report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this annual report to “we,” “us,” “our” or the “company” refer to Soulpower Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Soulpower Acquisition Sponsor LLC. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on May 14, 2024, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (which we refer to as the “initial business combination”). We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Initial Public Offering and Private Placement

On April 3, 2025, the company consummated its initial public offering of 25,000,000 units, including the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consists of one Class A ordinary share and one right to receive one tenth (1/10) of a Class A ordinary share upon the completion of the initial business combination.

Simultaneously with the consummation of the initial public offering, the company consummated the Private Placement of 620,000 units to the Sponsor and representative of the underwriters at a price of $10.00 per unit, generating gross proceeds of $6,200,000.

The net proceeds from the initial public offering, together with certain proceeds from the Private Placement, totaling $250,000,000 in the aggregate, were placed in the trust account with Continental Stock Transfer & Trust Company acting as trustee.

Proposed Business Combination with Soul World Bank

On November 24, 2025, we entered into a business combination agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “BCA”), with SWB LLC, a newly formed Cayman Islands limited liability company, and SWB Holdings (“Pubco”), a newly formed Cayman Islands exempted company, along with other parties specified in the BCA. Under the BCA, the company and SWB LLC will merge with wholly owned subsidiaries of Pubco, with the company’s securityholders receiving non-voting Class A ordinary shares of Pubco and the members of SWB LLC receiving a combination of non-voting Class A and voting Class V ordinary shares. Following the consummation of the initial business combination and subject to obtaining all required regulatory approvals, the combined company intends to operate as an international financial institution focused on digital banking services.

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, Sponsor, an affiliate of Sponsor, or the company’s officers and directors may, but are not obligated to, loan the company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of an initial business combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of our Sponsor. In the event that an initial business combination does not close, the company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of December 31, 2025, there was $988,480 outstanding under the Working Capital Loans.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our public offering, and those required to operate a publicly traded company. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest and investment income from the proceeds derived from the initial public offering held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the year ended December 31, 2025, we had net income of $5,961,658, which primarily consisted of interest earned on cash held in the trust account of $7,619,976 and dividend income of $16,007 and was partially offset by operational costs of $1,674,325.

Net cash used in operating activities was $2,285,706, primarily driven by non-cash reconciling adjustments from net income to operating cash flows for the interest earned on cash held in the trust account of $7,619,976 and was partially offset by changes in operating assets and liabilities.

For the period from May 14, 2024 (inception) to December 31, 2024, we had net loss of $90,827, which primarily consisted of general and administrative expenses of $91,388 and was partially offset by dividend income of $561. Net cash used in operating activities was $122,909, primarily driven by non-cash reconciling adjustments from net income to operating cash flows for changes in operating assets and liabilities.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

As of December 31, 2025, we had cash in the trust account of $257,619,976 and we had cash held outside of the trust account available for working capital purposes of $207,108. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, and to pay for directors and officers liability insurance premiums.

In order to support the company’s working capital requirements, in addition to the Working Capital Loans, in February 2026, we entered into two unsecured promissory notes with Soulpower Management LLC (the “Lender”), the sole managing member of the Sponsor.

On February 19, 2026, we issued an unsecured promissory note in a principal amount of up to $785,000 (the “A Note”), which matures on the earlier of (i) the consummation of the initial business combination or (ii) the liquidation of the company. The A Note bears a flat-rate interest amount equal to 22% of the principal due at maturity, unless prepaid earlier, and is not convertible into any securities of the company. As of March 27, 2026, we received $745,000 in advances under the A Note with proceeds used for general working capital purposes.

On February 19, 2026, we issued an unsecured promissory note in a principal amount of up to $2,500,000 (the “B Note”). Under the terms of the B Note, the outstanding principal balance is automatically and irrevocably forgiven in full upon consummation of the initial business combination, at which time all obligations of the company under the B Note will be deemed satisfied without further action. If we do not consummate our initial Business Combination, the B Notes become due upon the earlier of (i) an event of default or (ii) the liquidation of the company. The B Note bears no interest and is not convertible into securities of the company. As of March 27, 2026, we received approximately $1,362,050 in advances under the B Note with proceeds used for general working capital purposes.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification “Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the company does not have sufficient cash on hand to support the company’s operations for a period of at least 12 months and the remaining available borrowings on the A Note and the B Note do not provide sufficient capital to meet our anticipated obligations for at least twelve months from the date of issuance of the financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support.

The underwriter was entitled to a cash underwriting discount of $4,400,000 ($0.20 per Unit offered in the initial public offering, excluding any proceeds from Units sold pursuant to the underwriter’s over-allotment option), which was paid upon the closing of the initial public offering. In addition, the underwriter was entitled to a deferred fee of (i) $0.40 per Unit sold in the base offering of the initial public offering and (ii) $0.60 per Unit sold pursuant to the underwriter’s over-allotment option, if any, or up to an additional $1,800,000 in the aggregate. The underwriter fee was calculated based on the base deal and the over-allotment option, totaling $10,600,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that the company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

In preparing these audited financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have not identified any critical accounting estimates.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The company’s management determined that the Cayman Islands is the company’s major tax jurisdiction. The company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the company’s tax provision was zero for the periods presented.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 has not had a material impact on the financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires the disclosure of additional segment information. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The company adopted ASU 2023-07 in its annual audited financial statements for the year ended December 31, 2025.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this annual report on Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

No director or officer of the company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Justin Lafazan	29	Chairman of the board of directors and Chief Executive Officer
Joshua Lafazan	32	President
Teresa Strassner	32	Chief Financial Officer and Director
Jeffrey Hoffman	64	Director
Blake Janover	43	Director
David Magli	51	Director
Marques Colston	42	Director
Frank Candio	68	Director
Daniel Hickey	58	Director
Natasha Srulowitz	56	Director

Justin Lafazan has served as Chairman of the board of directors and Chief Executive Officer since April 2025. He is an entrepreneur with unique abilities to create compelling vision and recruit a world-class team to deliver results. Prior to leading Soulpower, Justin founded Next Gen HQ in October 2014, a venture-backed technology firm, for which he was awarded the Forbes 30-under-30 recognition in the category of education. Justin served as the Chief Executive Officer of Next Gen HQ from October 2014 through December 2022 and as a director since October 2023. Beginning in January 2023, Justin also serves as the Chairman of Fam1 Investments, a private family investment entity. Justin is a thought leader in the category of personal freedom and economic self-development, having authored two books, “What Wakes You Up” and “Now That’s Momentum”. Justin is a graduate of the Wharton School of Business at the University of Pennsylvania.

Joshua Lafazan has served as our President since July 2025. He was a member of the Nassau County Legislature from the 18th district from January 2018 to December 2023. He attended Cornell University for bachelor of science degree and Harvard University for his masters of education degree. He is currently a doctoral candidate in education at the University of Pennsylvania. He also teaches a course on running for office as a young candidate at Long Island University.

Teresa Strassner has served on our board and as Chief Financial Officer since April 2025. She spent her career focused on creating financial value within the asset management industry. She has developed a specific skillset in the areas of mergers and acquisitions. In September 2019, she founded the buy-side focused investment bank and fractional CFO firm Vantage Financial. Teresa is an alumnus of the University of Hartford, where she graduated with honors, holding a dual degree in musicological and sociological research with a concentration in qualitative data analysis. Her combination of accounting, financial and mergers and acquisitions experience makes her an invaluable asset as Chief Financial Officer.

We have also onboarded a group of directors who will provide public company governance, executive leadership, operational oversight, insurance, private equity investment management and capital markets experience.

Jeffrey Hoffman has served on our board since April 2025. He is an award-winning global entrepreneur, CEO, worldwide motivational speaker, bestselling author, producer of a Grammy Award winning jazz album, and executive producer of an Emmy Award winning television show. He is the executive producer of GOING PUBLIC, a show where viewers worldwide can invest in the startups that Mr. Hoffman is mentoring on the air. In his career, he has been the founder of multiple startups, he has been the CEO of both public and private companies, and he has served as a senior executive in many capacities. Mr. Hoffman has been part of a number of well-known successful startups, including Priceline.com/Booking.com, uBid.com and more. Since December 2017, Mr. Hoffman has been the Chairman of the Global Entrepreneurship Network, which works with entrepreneurs in 200 countries. He is also on the Advisory Board of CEED Global, the Centers for Entrepreneurship and Executive Development, teaching entrepreneurship globally in developing countries. Mr. Hoffman is also the founder and CEO of World Youth Horizons, a non-profit organization providing homes, schools, food, and health care to children in need around the globe. Mr. Hoffman regularly appears on Fox News, Fox Business, CNN, CNN International, Bloomberg News, CNBC, ABC, and NPR, and in publications including Forbes, Inc., Time, Fast Company, and the Wall Street Journal. He was recently awarded a humanitarian award from Disney and Be Great, as well as a Lifetime Achievement Award from the Los Angeles Tribune for his business and philanthropic contributions. Mr. Hoffman holds a bachelor of science degree from Yale University.

Blake Janover has served on our board since April 2025. He is the founder, chairman, and CEO of J2 Labs Inc. He serves as a member of the Board of Directors and Chief Commercial Officer of DeFi Development Corporation (Nasdaq: DFDV), a publicly traded digital asset treasury company whose predecessor he founded and led through its initial public offering on the Nasdaq Capital Market in 2023. Mr. Janover also serves as a member of the Board of Directors of Deep Fission, Inc., a small modular nuclear reactor company selected for the U.S. Department of Energy’s Reactor Pilot Program. Over a career spanning more than 15 years, Mr. Janover has served as a principal in more than $1 billion of capital formation across real estate, financial technology, digital assets, and energy, and has served as a principal in multiple public reporting companies. He has founded and operated multiple businesses, employing hundreds of people globally throughout his career. Mr. Janover is an alumnus of Harvard Business School having completed its Owner/President Management Program and ia a member of the Young Presidents’ Organization (YPO). He is a NATSEC Fellow at the National War College Alumni Association, where his work focuses on artificial intelligence at the intersection of private-sector innovation and national security, as well as the U.S.-Israel relationship. He also serves as a guest lecturer and mentor at Reichman University’s Zell Entrepreneurship Program in Israel.

David Magli has served on our board since April 2025. He is the Chief Executive Officer and Founder of Magstar Capital LLC, a position he has held since January 2018. He is responsible for managing the firm’s global investment banking business, including its M&A and Capital Raising advisory engagements across all sectors. For more than two decades, Mr. Magli has served as a trusted advisor to companies and investors throughout the U.S. on merger & acquisition and capital raising activities. Mr. Magli regularly advises companies across banking and specialty finance, food and beverage, agriculture, healthcare/medical device, technology, logistics and manufacturing, real estate, and asset management/fund sectors. Mr. Magli has also previously served in executive management roles for investment banking firms advising and investing in the financial services, healthcare, business services, media and consumer industries, as well as a diversified holding company with operating and investment interests in the media, entertainment and publishing industries. Mr. Magli received his JD/MBA, cum laude from American University and his bachelor’s degree in finance from Georgetown University in Washington, D.C., where he was also a member of the NCAA Division 1 Men’s Varsity Soccer team. Mr. Magli currently holds the Series: 7, 24, 63, 79, 87 & 99 registrations with FINRA.

Marques Colston has served on our board since April 2025. He is a seasoned business leader, Super Bowl champion, an inductee in the New Orleans Saints Hall of Fame and the Sports Hall of Fame in both Pennsylvania and Louisiana. While an active player for the New Orleans Saints, he was the all-time franchise leader in receptions, receiving yards, and total touchdowns. In January 2024, Mr. Colston founded Champion Venture Partners Inc, a sports asset management firm investing in growth state sports companies. Since September 2020, Marques has served as an Executive Coach and Consultant in Marques Colston Enterprises LLC, providing 1:1 coaching support for entrepreneurs, athletes, and executives. From December 2018 to December 2021, Mr. Colston served as Managing Director, Virtua Health Systems Center for Innovation. His strategic vision and desire to support athletes was the driver in attaining the Series 66 and Series 7 licenses, becoming a Registered Investment Adviser. He also launched an executive education program tailored for professional athletes at Columbia Business School. He also played a pivotal role in building and growing The Players Impact as Managing Director, as well as serving in advisory capacities with NFL Players Inc. and NFLPA One Team Collective. Mr. Colston’s work in the community includes appointments to the executive committee at Son of a Saint and Career Immersion and Leadership Institute (CILI). He also launched a mentorship and enrichment program, in partnership with the Urban Entrepreneurship and Policy Institute at University of New Orleans called Dollars to Dreams, supporting high school students with financial education and entrepreneurship resources. Mr. Colston holds a B.A. (Interdisciplinary Studies) from Hofstra University.

Frank Candio has served on our board since April 2025. He is an entrepreneur, investor, board member, and advisor to early stage and emerging B2B technology companies. From 2006 to 2013, Mr. Candio was the founding partner and chief marketing officer of Sales Engine International, a marketing services and technology firm. Since 2013, Mr. Candio has been an advisor to and investor in global technology and services firms. In May 1991, Mr. Candio founded Cambridge Resources, an advisory consultancy. He was previously a director of OSG Billing Services, a position he held for nearly a decade. Mr. Candio holds a BA in humanities from Thomas Edison State College.

Daniel Hickey has served on our board since April 2025. He brings 30 years of diverse insurance experience across the P&C industry and is the Founding Partner and CEO of Roosevelt Road Capital Partners since March 2009. RRCP is a Global Insurance Organization, which wholly owns Tradesman Program Managers USA MGA (of which Mr. Hickey has been the CEO since November 2016), K&B Specialty Insurance (of which Mr. Hickey has been the CEO since August 2021), Renaissance Specialty Insurance and Roosevelt Road Re a Class 3B Category VIII Bermuda reinsurance company. Mr. Hickey served as CEO and Chairman of Majestic Holdings, LLC, a company he took public in 2005. RRCP has grown premiums in excess of $350m and has established itself as the industry leader in providing best in class claims and loss control to the New York Construction market, habitational real estate, Sport and Entertainment and Assisted Living industry niches with exceptional underwriting results.

Mr. Hickey has an outstanding philanthropic record as he coaches youth football and also hosts the Eileen Hickey holiday dinner on Thanksgiving and Christmas feeding over 1500 people every holiday for the last 40 years. Mr. Hickey has a thorough understanding of the intricacies of the insurance model from top to bottom, understands the role each key discipline plays in a successful operation and possesses the keen ability and vision to build and execute an effective company strategy. Mr. Hickey graduated from Northeastern University in 1990 with a B.A. in Business Administration, majoring in finance, and graduated with honors (cum laude).

Natasha Srulowitz has served on our board since April 2025. She is a seasoned leader with experience in driving transformative change across global enterprises and startups. With a diverse skill set encompassing strategic partnerships development, startup operations management, and customer acquisitions, Ms. Srulowitz currently serves as the interim director of the Innovation Lab at Yeshiva University. She previously was the Vice-President of Innovation at Citibank from October 2022 to January 2023, a strategy consultant at next Gen HQ from October 2020 to July 2022 and the director of the accelerator program at Exceed Network from April 2017 to June 2020. Ms. Srulowitz has an MBA from Columbia Business School and a degree in business administration and finance from the University of Washington- Michael G. Foster School of Business.

Number and Terms of Office of Officers and Directors

We have nine directors. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman or Co-Chairmen, a Vice-Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the each of the compensation committee and nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Blake Janover, Frank Candio and David Magli serve as members of our audit committee, and David Magli will chair the audit committee. Under applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Blake Janover, Frank Candio and David Magli meet the independent director standard under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that David Magli qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	The appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	Pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Blake Janover, Frank Candio and David Magli serve as members of our compensation committee. Under applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Blake Janover, Frank Candio and David Magli are independent, and Frank Candio will chair the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The initial members of our nominating and corporate governance are Blake Janover, Frank Candio and David Magli. Blake Janover serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying and screening individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	overseeing our policies and procedures with respect to the consideration of director candidates recommended by shareholders, including the submission of any proxy access nominees by shareholders;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. Our code of ethics contains a conflict of interest policy that prohibits our directors and executive officers, and other related parties, from engaging in any transaction that involves a conflict of interest with the company. The conflict of interest policy provides that a committee of independent members of the board of directors may, among other things, cause any officer or director who has a direct or indirect interest in a transaction to recuse him or herself from the consideration of such transaction and, to the extent necessary, the committee may retain appropriately qualified, non-conflicted personnel to advise the company in connection with such transaction. Our Code of Ethics and our audit and compensation committee charters are filed as exhibits to the registration statement of which our prospectus is part. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty to not put themselves in a position in which there is a conflict between their duty to the company and their personal interests;
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Daniel Hickey	Tradesman Program Managers LLC	Insurance MGA	Chief Executive Officer
	Roosevelt Road Capital Partners	Global insurance organization	Founding partner and Chief Executive Officer
	Renaissance Specialty Insurance, LLC	Insurance	Founder
	K&B Specialty Insurance, LLC	Insurance	Founder

Blake Janover	Deep Fission	Energy	Director
	DeFi Development Corporation (f.k.a. Janover, Inc.)	Finance and insurance	Director and Chief Commercial Officer
	J2 Labs, Inc.	Private Equity	Founder, Chairman, and Chief Executive Officer

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.

Investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to our initial public offering and also purchased private placement units in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private placement Share Rights will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement units (including the securities underlying such units) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and director nominees will own ordinary shares or Share Rights directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our sponsor and members of our management team either directly or indirectly own our securities following our initial public offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of our initial public offering, our sponsor has invested in us an aggregate of $4,025,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.004 per share) and the $4,000,000 purchase price for the private placement units (or $10.00 per unit). Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

●	certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

Upon consummation of our initial public offering we repaid $225,412 in loans made to us by our sponsor to cover offering-related and organizational expenses, and commenced paying an affiliate of our sponsor $5,000 per month for office space and administrative and personnel services. In the event that following our initial public offering we obtain working capital loans from our sponsor to finance transaction costs related to our initial business combination, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of our sponsor. In addition, on February 19, 2026, we issued the A Note and the B Note to Soulpower Management, the managing member of the Sponsor, in the principal amounts of up to $785,000 and up to $2,500,000, respectively. Additionally, following consummation of a business combination, members of our management team will be entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team, our sponsor and its affiliates on one hand, and purchasers in this offering on the other. See the sections titled “Summary — Sponsor Information”, “Summary — Conflicts of Interest”, “Risk Factors — Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination — Since our sponsor, officers and directors, any other holder of our founder shares, may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after this offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction. The non-managing investors in the sponsor are not required to (i) hold any units, Class A ordinary shares or public units they may purchase in this offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. They will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in this offering as the rights afforded to our other public shareholders.

Legal Proceedings

Unless otherwise indicated, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities,

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated,

●	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity,

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity, or

●	Having any administrative proceeding threatened against them related to their involvement in any type of business, securities, or banking activity.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We may purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

Except as described herein, none of our officers or directors has received any cash compensation for services rendered to us.

On July 7, 2025, the company appointed Mr. Joshua Lafazan as President of the company and entered into a consulting agreement with him pursuant to which Mr. Lafazan will serve as President from the date of the agreement until the consummation of the company’s business combination, unless terminated earlier. His duties include 1) investor relations, 2) government relations and 3) community relations. Mr. Lafazan will receive consulting fees of $7,500 per month.

On July 7, 2025, the company entered into a consulting agreement with Teresa Strassner, the Chief Financial Officer of the company. The consulting agreement is in effect from the date of the agreement until the consummation of the company’s business combination unless terminated earlier. Ms. Strassner will receive consulting fees of $10,000 per month.

We may pay finder’s and consulting fees to our initial shareholders or any of their respective affiliates for services rendered prior to or in connection with the completion of our initial business combination. In addition, our officers, directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Compensation Recovery Policy

On March 13, 2025, our board of directors adopted a compensation recovery policy (the “Compensation Recovery Policy”) permitting the company to seek the recovery of incentive compensation received by any of the company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and NYSE rules) and such other senior executives/employees who may from time to time be deemed subject to the Compensation Recovery Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this annual report for the company’s Compensation Recovery Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 33,953,333 ordinary shares, consisting of (i) 25,620,000 Class A ordinary shares and (ii) 8,333,333 Class B ordinary shares, in each case, issued and outstanding as of [*], 2026. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of our shareholders prior to or in connection with the completion of our initial business combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Directors and Officers(1)
Justin Lafazan(2)	400,000	1.56%	8,220,833	98.65%	25.39%
Joshua Lafazan	-	-	-	-	-
Teresa Strassner	-	-	12,500	*	*
Jeffrey Hoffman	-	-	12,500	*	*
Blake Janover	-	-	12,500	*	*
David Magli(3)	-	-	12,500	*	*
Marques Colston	-	-	12,500	*	*
Frank Candio	-	-	12,500	*	*
Daniel Hickey	-	-	12,500	*	*
Natasha Srulowitz	-	-	12,500	*	*
All executive officers and directors as a group (10 individuals)	400,000	1.56%	8,320,833	100%	24.51%
Other 5% Shareholders
Soulpower Acquisition Sponsor LLC (3)	400,000	1.56%	8,208,333	98.50%	25.35%
Barclays PLC (4)	1,712,291	6.68%	-	-	5.04%
Magnetar Financial LLC (5)	1,750,000	6.83%	-	-	5.15%
Tenor Capital Management Co., L.P. (6)	1,750,000	6.83%	-	-	5.15%

*	Indicates less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Soulpower Acquisition Corp., 250 West 55th Street, 17th Floor, New York, New York 10019.

(2)	Includes 12,500 Class B ordinary shares held directly by Mr. Lafazan, 8,208,333 Class B ordinary shares held by Soulpower Acquisition Sponsor LLC, our sponsor, and 400,000 Class A ordinary shares held by our sponsor. Soulpower Management LLC is the sole managing member of Soulpower Acquisition Sponsor LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Soulpower International Corporation is the managing member of Soulpower Management LLC and Justin Lafazan is the director of Soulpower International Corporation. As such, Soulpower International Corporation and Justin Lafazan may be deemed to share beneficial ownership of the ordinary shares held of record by the sponsor. David Magli and Daniel Hickey, our directors, are members of Soulpower Management LLC. Each such person or entity disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Includes 400,000 Class A ordinary shares and 8,208,333 Class B ordinary shares held by Soulpower Acquisition Sponsor LLC, our sponsor, and 400,000 Class A ordinary shares held by our sponsor. Soulpower Management LLC is the sole managing member of Soulpower Acquisition Sponsor LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Soulpower International Corporation is the managing member of Soulpower Management LLC and Justin Lafazan is the director of Soulpower International Corporation. As such, Soulpower International Corporation and Justin Lafazan may be deemed to share beneficial ownership of the ordinary shares held of record by the sponsor. David Magli and Daniel Hickey, our directors, are members of Soulpower Management LLC. Each such person or entity disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Based on information provided by Barclays PLC (“Barclays”) on Schedule 13G, filed with the SEC on November 12, 2025. As of November 12, 2025, Barclays reported aggregate beneficial ownership of 1,712,291 Class A Ordinary Shares. The principal business address of Barclays is 1 Churchill Place, London - E14 5HP..

(5)	Based on information provided by Magnetar Financial LLC on Schedule 13G, filed with the SEC on August 8, 2025 (filed jointly with Magnetar Capital Partners LP and Supernova Management LLC (together with Magnetar Financial LLC, “Magnetar”)). The Schedule 13G related to securities held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Credit Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”) a Delaware limited partnership; Magnetar Alpha Star Fund LLC (“Alpha Star Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Magnetar Waterfront Series A LLC (“Waterfront Series A Fund), all Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. As of June 30, 2025, Magnetar reported aggregate beneficial ownership of 1,750,000 Class A Ordinary Shares. The principal business address of Magnetar is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)	Based on information provided by Tenor Capital Management Co., L.P. on Schedule 13G, filed with the SEC on April 9, 2025 (filed jointly with Tenor Opportunity Master Fund, Ltd. and Robin Shah (together with Tenor Capital Management Co., L.P., “Tenor”)). The Schedule 13G related to Soulpower Units held by Tenor Opportunity Master Fund, Ltd. (the “Master Fund”). Tenor Capital Management Company, L.P. (“Tenor Capital”) serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. The principal business address of Ternor is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

Because of our initial shareholders’ ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the election of directors, amendments to our Amended and Restated Memorandum and Articles of Association and approval of significant corporate transactions, including approval of our initial business combination.

Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination (subject to applicable securities laws) provided that in connection with any proposed business combination, our initial shareholders will not vote any ordinary shares that they purchase after we publicly announce our intention to engage in such proposed business combination, (B) not to redeem any shares owned by them in connection with a shareholder vote to approve a proposed initial business combination or amendment to our Amended and Restated Memorandum and Articles of Association prior thereto and (C) to waive liquidation rights with respect to their founder shares.

Our Sponsor and its controlling individuals and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

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

The number of founder shares outstanding was determined based on the expectation that the total size of this offering would be a maximum of 25,300,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25% of the outstanding shares after this offering. Up to 1,100,000 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised.

On July 22, 2024, our sponsor entered into a share purchase agreement with our directors pursuant to which each director purchased 12,500 Class B ordinary shares from our sponsor for a consideration of $1.00. On March 13, 2024, each of our directors transferred 4,166.97 founder shares to our sponsor. On April 1, 2024, each of directors transferred 1,250 founder shares to our sponsor.

Our sponsor, Soulpower Acquisition Sponsor LLC, and Cantor Fitzgerald & Co., the representative of the underwriters, have purchased an aggregate of 620,000 private placement units (whether or not the underwriters’ over-allotment option is exercised in full), at a price of $10.00 per unit, or $6,200,000 in the aggregate (whether or not the underwriters’ over-allotment option is exercised in full), in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement unit consists of one Class A ordinary share and one Share Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial business combination, as described in more detail in this annual report. We refer to these units throughout this annual report as the private placement units and the Share Rights included in the private placement units as private placement rights. Of those 620,000 private placement units, our sponsor has purchased 400,000 units and Cantor Fitzgerald & Co. purchased 220,000 units. The private placement units are identical to the units sold in this offering, subject to certain limited exceptions as described in this annual report.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will reimburse an affiliate of our sponsor in an amount equal to $5,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

On June 7, 2024, the company issued an unsecured promissory note to sponsor, pursuant to which the company may borrow up to an aggregate principal amount of $135,000. The promissory note was non-interest bearing and payable on the earlier of (i) December 31, 2024 and (ii) the consummation of the initial public offering. On January 13, 2025, the company amended the promissory note to increase the aggregate principal amount to $300,000, and to modify it to be payable on the earlier of (i) December 31, 2025 and (ii) the consummation of the initial public offering. The note was repaid in full at the closing of the initial public offering and borrowings are no longer available under the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds up to $1,500,000 as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On February 19, 2026, we issued the A Note to Soulpower Management. The A Note is due on the earlier of (i) the consummation of our initial business combination or (ii) our liquidation and may be prepaid at any time without penalty. A flat-rate of 22% of the principal amount in interest is due at maturity, unless earlier prepaid. The A Note is not convertible into securities of the company and is subject to customary events of default, the occurrence of certain of which automatically trigger the unpaid principal balance of the A Note, accrued interest and all other sums payable with regard to the A Note becoming immediately due and payable. We have used the proceeds from the A Note for general working capital purposes. Also on February 19, 2026, we issued to Soulpower Management the B Note in the principal amount of up to $2,500,000. Under the terms of the B Note, the outstanding principal balance of the B Note shall be automatically and irrevocably forgiven in full upon consummation of our initial business combination and all obligations of the company thereunder shall be deemed satisfied and discharged without further action by any party to the B Note. If the company does not consummate a business combination, the B Note will be due on the earlier of (i) the occurrence of an event of default or (ii) our liquidation. The B Note bears no interest, is not convertible into securities of the company and is subject to customary events of default, the occurrence of certain of which automatically trigger the unpaid principal balance of the B Note and all other sums payable with regard to the B Note becoming immediately due and payable. We have used the proceeds from the B Note for general working capital purposes. Soulpower Management is the sole managing member of the Sponsor The sole managing member of Soulpower Management is Soulpower International Corporation which is controlled by Justin Lafazan, the Chief Executive Officer and Chairman of the board of directors of the company. Certain other directors of the company are also members of Soulpower Management.

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement units.

On November 24, 2025, we, Pubco, SPAC Merger Sub, SWB Merger Sub and SWB entered into the “SWB Business Combination Agreement. Please see Business - SWB Business Combination Agreement and Related Agreements for more information.

Related Party Policy

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
●	reimbursement for office space, utilities and secretarial and administrative support made available to us by an affiliate of our sponsor, in an amount equal to $5,000 per month;
●	Payment of consulting, success or finder fees to our sponsor, our officers, directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;
●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and
●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that all our directors, other than Justin Lafazan, are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum Smith+Brown, PC in connection with regulatory filings. The aggregate fees billed by Withum Smith+Brown, PC for professional services rendered for the audit of our annual financial statements and review of the financial information included in other filings with the SEC for the years ended December 31, 2025 and 2024 totaled approximately $95,160 and $47,580, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum Smith+Brown, PC any audit-related fees for both the years ended December 31, 2025 and 2024.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum Smith+Brown, PC any tax fees for both the years ended December 31, 2025 and 2024.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum Smith+Brown, PC any other fees for both the years ended December 31, 2025 and 2024.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 1, 2025, by and between the company and Cantor Fitzgerald & Co., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the company’s Current Report on Form 8-K filed with the SEC on April 3, 2025).
2.1 +†	Business Combination Agreement, dated November 24, 2025, by and among the company, SWB Holdings, SAC Merger Sub Corp., SWB Merger Sub LLC and SWB LLC (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, filed with the SEC on December 1, 2025)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 the company’s Amended Registration Statement of Form S-1/A, filed with the SEC on March 25, 2025).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference as Exhibit 4.2 to the company’s Amended Registration Statement on Form S-1/A, filed with the SEC on March 25, 2025).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the company’s Amended Registration Statement on Form S-1/A, filed with the SEC on March 25, 2025).
4.4	Share Rights Agreement, dated April 1, 2025, by and between the company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025).
4.5*	Description of Securities
10.1	Investment Management Trust Agreement, April 1, 2025, by and between the company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025).
10.2	Registration Rights Agreement, dated April 1, 2025, by and among the company and certain security holders (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025).
10.3	Private Placement Units Purchase Agreement, dated April 1, 2025, by and between the company and the Sponsor (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025).
10.4	Private Placement Units Purchase Agreement, dated April 1, 2025, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025).
10.5	Letter Agreement, dated April 1, 2025, by and among the company, its officers, directors, and the Sponsor (incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025).
10.7	Administrative Services Agreement, dated April 1, 2025, by and between the company and Soulpower International Corporation (incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025).
10.8	Consulting Agreement dated July 7, 2025 between the company and Joshua Lafazan (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed with the SEC on July 11, 2025).
10.9	Consulting Agreement dated July 7, 2025 between the company and Teresa Strassner (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed with the SEC on July 11, 2025).

10.10+	Sponsor Support Agreement, dated as of November 24, 2025 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed with the SEC on December 1, 2025).
10.11†	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed with the SEC on December 1, 2025).
10.12	Insider Letter Amendment, dated as of November 24, 2025 (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed with the SEC on December 1, 2025).
10.13†	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed with the SEC on December 1, 2025).
10.14 +†	ELOC Agreement, dated as of November 24, 2025 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K/A, filed with the SEC on December 3, 2025).
10.15 +	ELOC Registration Rights Agreement, dated as of November 24, 2025 (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K/A, filed with the SEC on December 3, 2025).
10.16	A Note issued in favor of Soulpower Management LLC, dated February 19, 2026 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed with the SEC on February 25, 2026).
10.17	B Note issued in favor of Soulpower Management LLC, dated February 19, 2026 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed with the SEC on February 25, 2026).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 the company’s Amended Registration Statement of Form S-1/A, filed with the SEC on March 25, 2025).
19.1*	Insider Trading Policy and Procedures
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Document
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. SPAC will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None

SOULPOWER ACQUISITION CORPORATION

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

AND FOR THE PERIOD FROM MAY 14, 2024 (INCEPTION) TO DECEMBER 31, 2024

DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Soulpower Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Soulpower Acquisition Corporation as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025, and for the period from May 14, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Soulpower Acquisition Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, and for the period from May 14, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements if the Company is unable to raise additional funds to alleviate liquidity needs then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Soulpower Acquisition Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Soulpower Acquisition Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as Soulpower Acquisition Corporation’s auditor since 2024.

New York, New York

March 27, 2026

PCAOB ID Number 100

SOULPOWER ACQUISITION CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	2025	2024
ASSETS

Assets
Cash	$207,108	$25,386
Due from affiliate	1,189,258	-
Prepaid expenses	109,164	18,167
Deferred offering costs	-	56,995

Total Current Assets	1,505,530	100,548

Cash held in Trust Account	257,619,976	-
Total Assets	$259,125,506	$100,548

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Liabilities
Accounts payable and accrued expenses	$695,947	$43,080
Loans payable - Sponsor	988,480	123,295
Total current liabilities	1,684,427	166,375
Deferred underwriting fees	10,600,000	-
Total Liabilities	12,284,427	166,375

Commitment and Contingencies
Class A Ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively, at redemption value of $10.30 per share at December 31, 2025.	257,619,976	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding at December 31, 2025 and 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 620,000 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively (excluding 25,000,000 shares subject to possible redemption)	62	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,333,333, and 8,433,333 shares issued and outstanding at December 31, 2025 and 2024, respectively(1)	833	843
Additional paid in capital	-	24,157
Accumulated deficit	(10,779,792)	(90,827)
Total Shareholders’ Deficit	(10,778,897)	(65,827)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$259,125,506	$100,548

(1)	At December 31, 2024, included an aggregate of up to 1,100,000 Class B ordinary shares, $0.0001 par value, subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On April 3, 2025, Soulpower Acquisition Corporation consummated its initial public offering and sold 25,000,000 units, which included a partial exercise of the underwriters’ over-allotment option. As such, 100,000 shares were forfeited. Subsequent to April 3, 2025, there were no shares subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SOULPOWER ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2025

AND FOR THE PERIOD FROM MAY 14, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	For the year ended December 31, 2025	For the period from May 14, 2024 (Inception) through December 31, 2024
Operating expenses
General and administrative costs	$1,674,325	$91,388
Total operating expenses	1,674,325	91,388

Interest earned on cash held in Trust Account	7,619,976	-
Dividend income	16,007	561

Net income (loss)	$5,961,658	$(90,827)
Weighted-average shares outstanding, basic and diluted, Class A ordinary shares	19,092,164	-
Basic and diluted net income per share, Class A ordinary shares	$0.22	$-
Weighted-average shares outstanding, basic and diluted, Class B ordinary shares(1)	8,081,278	5,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.22	$(0.02)

(1)	At December 31, 2024, included an aggregate of up to 1,100,000 Class B ordinary shares, $0.0001 par value, subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On April 3, 2025, Soulpower Acquisition Corporation consummated its initial public offering and sold 25,000,000 units, which included the partial exercise of the underwriters’ over-allotment option. As such, 100,000 shares were forfeited. Subsequent to April 3, 2025, there were no shares subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SOULPOWER ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

AND FOR THE PERIOD FROM MAY 14, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	-	$-	8,433,333	$843	$24,157	$(90,827)	$(65,827)
Forfeiture of founder shares upon partial exercise of over-allotment	-	-	(100,000)	(10)	10	-
Sale of 620,000 Private Placement Units	620,000	62	-	-	6,199,938	-	6,200,000
Allocation of transaction costs to Public Rights and Private Placement Units	-	-	-	-	(244,136)	-	(244,136)
Fair value of Public Rights	-	-	-	-	4,500,000	-	4,500,000
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(10,479,969)	(16,650,623)	(27,130,592)
Net income	-	-	-	-	-	5,961,658	5,961,658
Balance, December 31, 2025	620,000	$62	8,333,333	$833	$-	$(10,779,792)	$(10,778,897)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, May 14, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,433,333	843	24,157	-	25,000
Net loss	-	-	-	-	-	(90,827)	(90,827)
Balance, December 31, 2024	-	$-	8,433,333	$843	$24,157	$(90,827)	$(65,827)

The accompanying notes are an integral part of these financial statements.

SOULPOWER ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2025

AND FOR THE PERIOD FROM MAY 14, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	For the year ended December 31, 2025	For the period from May 14, 2024 (Inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$5,961,658	$(90,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on cash held in Trust Account	(7,619,976)	-
Changes in operating assets and liabilities:
Prepaid expenses	(90,997)	(18,167)
Due from affiliate	(1,189,258)
Deferred offering costs	-	(56,995)
Accounts payable and accrued expenses	652,867	43,080
Net cash used in operating activities	(2,285,706)	(122,909)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(250,000,000)	-
Net cash used in investing activities	(250,000,000)	-

Cash Flows from Financing Activities:
Proceeds received from initial public offering	245,600,000	25,000
Proceeds from sale of Private Placement Shares	6,200,000	-
Proceeds from loan payable to Sponsor	1,090,598	123,295
Repayment of loan payable to Sponsor	(225,413)
Payment of offering costs	(197,757)	-
Net cash provided by financing activities	252,467,428	148,295

Net Change in Cash	181,722	25,386
Cash - Beginning of period	25,386	-
Cash - End of period	$207,108	$25,386

Supplementary Schedule of Non-Cash Investing and Financing Activities
Deferred underwriting fee payable	$10,600,000	$-
Offering costs paid by Sponsor	$200,000	$-

The accompanying notes are an integral part of these financial statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Soulpower Acquisition Corporation (the “Company”), is a blank check company incorporated as a Cayman Islands exempted company on May 14, 2024. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region in selecting a target. As of December 31, 2025, the Company had not commenced any operations. All activity for the period from May 14, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for, evaluation of, and negotiation with potential Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on April 1, 2025 and on April 3, 2025, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units”), which included 3,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share (“Public Share”) and one right (“Right”) to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Concurrently with the Initial Public Offering, the Company completed the sale of 620,000 private placement units (the “Private Placement Units”) to its sponsor, Soulpower Acquisition Sponsor LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, generating gross proceeds of $6,200,000. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). Of those 620,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. Transaction costs amounted to $15,367,333 consisting of $4,400,000 of cash underwriting fees, $10,600,000 of deferred underwriting fees, and $367,333 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on April 3, 2025, the gross proceeds raised of $250,000,000 was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company will provide its shareholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Class A ordinary shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Proposed Business Combination

On November 24, 2025, the Company entered into a Business Combination Agreement (the “BCA”) with SWB LLC, a Cayman Islands limited liability company, and SWB Holdings (“Pubco”), a Cayman Islands exempted holding company, along with other parties specified in the BCA. Under the BCA, the Company and SWB LLC will merge with wholly owned subsidiaries of Pubco, with the Company’s securityholders receiving non-voting Class A ordinary shares of Pubco and the members of SWB LLC receiving a combination of non-voting Class A and voting Class V ordinary shares. Following the consummation of the Business Combination and subject to obtaining all required regulatory approvals, the combined company intends to operate as an international financial institution focused on digital banking services.

As of December 31, 2025, the proposed Business Combination had not yet closed, and completion remains subject to customary closing conditions, including shareholder and regulatory approvals. Until closing, the funds in the Trust Account will remain invested in accordance with the Company’s governing documents.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash of $207,108 and negative working capital of $178,897. Funds held in the Trust Account remain unavailable for operating purposes until the earlier of the completion of a business combination or the Company’s liquidation. The Company has access to additional financing pursuant to the Working Capital Loan (as defined below) made available by the Sponsor as well as unsecured promissory notes issued to a related party in February 2026. As of December 31, 2025, the Company had borrowed $988,480 under the working capital loans from the Sponsor.

The Company currently expects to incur additional costs in connection with pursuing and completing the proposed business combination, as well as continuing general and administrative expenses. The closing of the proposed business combination is subject to various customary conditions and is not guaranteed. If the business combination does not close, the Company will be required to seek an alternative transaction or, if none can be completed within the required timeframe, liquidate.

Management has evaluated the Company’s expected cash requirements for the twelve months following the issuance of these financial statements in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern”. Based on this assessment, cash on hand, together with available financing arrangements, is not sufficient to fund the Company’s projected operating costs for at least the next twelve months. While the Company intends to pursue additional sources of financing, there can be no assurance that such financing will be available on acceptable terms, or at all.

Given these conditions, and the inherent uncertainty regarding both the completion of the proposed business combination and the Company’s ability to secure additional funding, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern for at least one year after the date of these financial statements.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including the war with Iran and rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and broader geopolitical instability in Eastern Europe and the Middle East and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Out of Period Adjustment

Subsequent to the filing of the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2025, the Company identified an immaterial error related to the amount of the deferred underwriting fees incurred in connection with the Company’s Initial Public Offering. Management evaluated the effect of the error on the quarterly reports on Form 10-Q for the three and six months ended June 30, 2025 and for the three and nine months ended September 30, 2025 and concluded the error was not material in both periods. As a result, in the fourth quarter of 2025, the Company recorded an out of period adjustment to increase the deferred underwriting fees and accumulated deficit, each by $1,800,000.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $207,108 and $25,386 in cash and did not have any cash equivalents outside of the Trust Account as of December 31, 2025 and 2024, respectively.

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash Held in Trust

As of December 31, 2025 and 2024, the assets held in the Trust Account, amounting to $257,619,976 and $0, respectively, were held in cash and cash equivalents.

Due from Affiliate

Under the BCA, the target, SWB LLC, is presently obligated to reimburse specified costs incurred in connection with the proposed Business Combination irrespective of closing. As the Company has an enforceable claim and collection is probable, the Company recognized the amount it is owed of $1,189,258 as of December 31, 2025, as due from affiliate.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

2025
Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Rights	(4,500,000)
Public Shares issuance costs	(15,010,606)
Accretion of Class A ordinary shares subject to possible redemption	27,130,582
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$257,619,976

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the private placement since the exercise of the rights is contingent upon the occurrence of future events. During the year ended December 31, 2025 and the period from May 14, 2024 (inception) through December 31, 2024, the Company did not have any dilutive securities or other contracts aside from the rights that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	Year ended December 31, 2025		Period from May 14, 2024 (Inception) to December 31 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$4,188,684	$1,772,974	$-	$(90,827)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	19,092,164	8,081,278	-	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.22	$0.22	$-	$(0.02)

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 in the annual report for the year ended December 31, 2025. The adoption of ASU 2023-09 has not had a material impact on the financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on May 14, 2024, inception. The adoption of ASU 2023-07 did not have a material impact on the Company’s financial position, results of operations, or cash flows. The impact of adoption related solely to enhanced disclosures, including the addition of Note 9 - Segment Information.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 3 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on April 3, 2025, the Company sold 25,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option amounting to 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one Public Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination.

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 620,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Each Private Placement Unit consists of one Class A ordinary share and one Private Placement Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination. Of those 620,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares, also known as founder shares, to the Sponsor. On March 13, 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 3, 2025, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering. As such, 100,000 founder shares were forfeited and 8,333,333 Class B ordinary shares are now outstanding.

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

Administrative Support Agreement

The Company has agreed, commencing on the date the Company’s securities are first listed on the New York Stock Exchange (NYSE) through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of Sponsor a total of $5,000 per month for office space, administrative and shared personnel support services. The Company incurred $45,000 and $0 of Sponsor management fees for the year ended December 31, 2025 and for the period from May 14, 2024 (inception) to December 31, 2024, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, Sponsor, an affiliate of Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025 and 2024, there was $988,480 and $0, respectively, outstanding under the Working Capital Loans presented as a current liability under Loan payable - Sponsor.

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 5 - RELATED PARTY TRANSACTIONS (cont.)

Related Party Loans

On June 7, 2024, the Company issued an unsecured promissory note to Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $135,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024 and (ii) the consummation of the Initial Public Offering. On January 13, 2025, the Company amended the Promissory Note to increase the aggregate principal amount to $300,000, and to modify it to be payable on the earlier of (i) December 31, 2025 and (ii) the consummation of the Initial Public Offering. As of December 31, 2025 and 2024 there was $0 and $123,295 outstanding under the Promissory Note, respectively presented as a current liability under Loan payable - Sponsor. Borrowings are no longer available under the Promissory Note.

Business Combination Agreement

On November 24, 2025, the Company entered into a BCA with SWB LLC and Pubco. At closing, the Company and SWB LLC will merge with wholly owned subsidiaries of Pubco and become wholly owned subsidiaries of Pubco. The Company’s securityholders are expected to receive non-voting Class A ordinary shares of Pubco, and SWB LLC members are expected to receive a mix of non-voting Class A and voting Class V ordinary shares of Pubco. Following closing, Justin Lafazan, the Company’s CEO and the founder and managing member of SWB LLC, is expected to serve as Chairman and CEO of Pubco and will indirectly control the Class V ordinary shares, the only equity shares of Pubco entitled to vote, through The Lafazan Brothers LLC. The combined public company plans to operate under the name SOUL WORLD BANK.

Prior to or simultaneous with the execution of the BCA, SWB LLC entered into binding agreements for contributions to SWB LLC of assets with an aggregate value of approximately $6.75 billion, as defined pursuant to the executed Contribution Agreements (net of debt incurred or cash consideration payments), in exchange for new non-voting SWB LLC membership interests, with such contributions to occur immediately prior to closing. Under the BCA, SWB LLC will go public at an implied pre-money transaction value based on assets contributed to SWB LLC prior to closing of approximately $8.1 billion, as defined in the BCA, and subject to increase if additional binding commitments are executed and consummated prior to closing.

Separately, Pubco has entered into a committed equity facility (“ELOC”) up to $250 million through an Ordinary Shares Purchase Agreement for non-voting Class A ordinary shares of Pubco with CREO Investments LLC (the “Investor”), pursuant to which the Investor would provide an equity line of credit that may be increased if mutually agreed upon up to $5.0 billion to Pubco post-closing, subject to the effectiveness of a resale registration statement with the SEC and other customary conditions.

The consummation of the transactions contemplated by the BCA and the ELOC is subject to various conditions and there can be no assurance that either will occur as planned or at all.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Units (and its component securities) and units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriter was entitled to a cash underwriting discount of $4,400,000 ($0.20 per Unit offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriter’s over-allotment option), which was paid upon the closing of the Initial Public Offering. In addition, the underwriter was entitled to a deferred fee of (i) $0.40 per Unit sold in the base offering of the Initial Public Offering and (ii) $0.60 per Unit sold pursuant to the underwriter’s over-allotment option, if any, or up to an additional $1,800,000 in the aggregate. The underwriter fee was calculated based on the base deal and the over-allotment option, totaling $10,600,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 620,000 and 0 Class A ordinary shares issued and outstanding, respectively, excluding the 25,000,000 and 0 shares subject to possible redemption as of December 31, 2025 and 2024, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 8,433,333 Class B ordinary shares, also known as founders’ shares, to the Sponsor. On March 13, 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 3, 2025, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering. As such, 100,000 founder shares were forfeited and 8,333,333 Class B ordinary shares are now outstanding. As of December 31, 2025 and 2024 there were 8,333,333 and 8,433,333 Class B ordinary shares, respectively, issued and outstanding.

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

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of December 31, 2025 and 2024, there were 25,620,000 and 0 rights outstanding, respectively.

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 8 - FAIR VALUE MEASUREMENT

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

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets measured at fair value as of December 31, 2024.

	Level	December 31, 2025
Assets:
Cash held in Trust Account	1	$257,619,976

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

Traded price of Unit	$10.00
Implied share price	$9.82
Expected term to De-SPAC (years)	2.00
Probability of De-SPAC and instrument-specific market adjustment	18.00%
Risk-free rate (continuous)	3.75%
Annualized dividend yield	0.00%

NOTE 9 - SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

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

2025
Trust account	$257,619,976
Cash	$207,108

	2025	2024

General and administrative costs	$1,674,325	$91,388
Interest earned on cash held in Trust Account	$7,619,976	$-
Dividend income	$16,007	$561

SOULPOWER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 9 - SEGMENT INFORMATION (cont.)

The CODM also uses the Company’s cash balance to monitor day-to-day liquidity, forecast near-term funding needs for operating expenditures, and assess whether additional capital (if any) will be required to operate through the end of the combination period.

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

Dividend income is reviewed to evaluate total returns on investments held outside the Trust Account, to forecast cash inflows available to support operations, and to corroborate that overall investment performance aligns with liquidity and capital-preservation objectives prior to completing a business combination.

NOTE 10 - SUBSEQUENT EVENTS

Issuance of Promissory Notes

On February 19, 2026, the Company entered into two unsecured promissory notes with Soulpower Management LLC (the “Lender”), the sole managing member of the Sponsor. The Lender is controlled by the Company’s Chief Executive Officer and Chairman, and certain other directors of the Company are members of the Lender.

A Note

The Company issued an unsecured promissory note in a principal amount of up to $785,000 (the “A Note”). The A Note matures on the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the liquidation of the Company and may be prepaid at any time without penalty. The A Note bears a flat-rate interest amount equal to 22% of the principal due at maturity, unless prepaid earlier, and is not convertible into any securities of the Company. The A Note contains customary events of default, certain of which result in the unpaid principal, accrued interest, and all other amounts becoming immediately due. As of March 27, 2026, the Company had received $745,000 in advances under the A Note. Proceeds were used for general working capital purposes.

B Note

On the same date, the Company also issued an unsecured promissory note in a principal amount of up to $2,500,000 (the “B Note”). Under the terms of the B Note, the outstanding principal balance is automatically and irrevocably forgiven in full upon consummation of the Company’s initial Business Combination, at which time all obligations of the Company under the B Note will be deemed satisfied without further action. If the Company does not consummate a Business Combination, the B Note becomes due upon the earlier of (i) an event of default or (ii) the liquidation of the Company. The B Note bears no interest, is not convertible into securities of the Company, and includes customary default provisions under which the full unpaid principal and all other amounts become immediately due. As of March 27, 2026, the Company had received approximately $1,362,050 in advances under the B Note. Proceeds were used for general working capital purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOULPOWER ACQUISITION CORP.

Dated: March 27, 2026	By:	/s/ Justin Lafazan
Justin Lafazan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2026.

Signatures	Capacity in Which Signed

/s/ Justin Lafazan	Chairman and Chief Executive Officer
Justin Lafazan	(Principal Executive Officer)

/s/ Teresa Strassner	Chief Financial Officer and Director
Teresa Strassner	(Principal Financial and Accounting Officer)

/s/ Joshua Lafazan	President
Joshua Lafazan

/s/ Jeffrey Hoffman	Director
Jeffrey Hoffman

/s/ Blake Janover	Director
Blake Janover

/s/ David Magli	Director
David Magli

/s/ Marques Colston	Director
Marques Colston

/s/ Frank Candio	Director
Frank Candio

/s/ Daniel Hickey	Director
Daniel Hickey

/s/ Natasha Srulowitz	Director
Natasha Srulowitz

100