Form 10-Q
period 2026-03-31
Soulpower Acquisition Corp.
filed 2026-05-13
CIK 2025608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42582

Soulpower Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1801568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West 55th Street, 17th Floor, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

201-282-6717

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one right	SOULU	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	SOUL	New York Stock Exchange
Rights, each right entitling the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of the initial business combination	SOULR	New York Stock Exchange

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

As of May 13, 2026, there were 25,620,000  Class A ordinary shares, $0.0001 par value and 8,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOULPOWER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash	$56,403	$207,108
Due from affiliate	2,384,570	1,189,258
Prepaid expenses	86,879	109,164
Total Current Assets	2,527,852	1,505,530
Cash held in Trust Account	259,885,212	257,619,976
Total Assets	$262,413,064	$259,125,506
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Liabilities
Accounts payable and accrued expenses	$1,133,747	$695,947
Loans payable - Sponsor	2,257,906	988,480
Total Current Liabilities	3,391,653	1,684,427
Deferred underwriting fees	10,600,000	10,600,000
Total Liabilities	13,991,653	12,284,427

Commitment and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, at redemption value of $10.40 per share and $10.30 per share at March 31, 2026 and December 31, 2025, respectively	259,885,212	257,619,976

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding at March 31, 2026 and December 31, 2025.	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 620,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, (excluding 25,000,000 shares subject to possible redemption)	62	62
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,333,333 shares issued and outstanding at March 31, 2026 and December 31, 2025	833	833
Accumulated deficit	(11,464,696)	(10,779,792)
Total Shareholders’ Deficit	(11,463,801)	(10,778,897)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$262,413,064	$259,125,506

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Operating expenses
General and administrative costs	$685,558	$179,908
Loss from operations	685,558	179,908

Other income
Interest earned on cash held in Trust Account	2,265,236	-
Dividend income	655	190

Net income (loss)	$1,580,333	$(179,718)
Weighted-average shares outstanding, basic and diluted, Class A ordinary shares	25,620,000	-
Basic and diluted net income per share, Class A ordinary shares	$0.05	$-
Weighted-average shares outstanding, basic and diluted, Class B ordinary shares	8,333,333	7,333,333
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	620,000	$62	8,333,333	$833	$-	$(10,779,792)	$(10,778,897)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,265,237)	(2,265,237)
Net income	-	-	-	-	-	1,580,333	1,580,333
Balance, March 31, 2026 (unaudited)	620,000	$62	8,333,333	$833	$-	$(11,464,696)	$(11,463,801)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	-	$-	5,750,000	$575	$24,425	$(90,827)	$(65,827)
Share capitalization	-	-	1,916,667	192	(192)	-	-
Net loss	-	-	-	-	-	(179,718)	(179,718)
Balance, March 31, 2025 (unaudited)	-	$-	7,666,667	$767	$24,233	$(270,545)	$(245,545)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,580,333	$(179,718)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on cash held in Trust Account	(2,265,236)	-
Changes in operating assets and liabilities:
Prepaid expenses	22,285	16,500
Due from affiliate	(1,195,313)	-
Accounts payable and accrued expenses	437,800	39,000
Net cash used in operating activities	(1,420,131)	(124,218)

Cash Flows from Financing Activities:
Proceeds from loan payable to Sponsor	1,269,426	102,118
Net cash provided by financing activities	1,269,426	102,118

Net Change in Cash	(150,705)	(22,100)
Cash - Beginning of period	207,108	25,386
Cash - End of period	$56,403	$3,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Soulpower Acquisition Corporation (the “Company”), is a blank check company incorporated as a Cayman Islands exempted company on May 14, 2024. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region in selecting a target. As of March 31, 2026, the Company had not commenced any operations. All activity for the period from May 14, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for, evaluation of, and negotiation with potential Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Proposed Business Combination

On November 24, 2025, the Company entered into a Business Combination Agreement (the “BCA”) with SWB LLC, a Cayman Islands limited liability company, and a newly formed Cayman Islands exempted holding company, SWB Holdings (“Pubco”), along with other parties specified in the BCA. Under the BCA, the Company and SWB LLC will merge with wholly owned subsidiaries of Pubco, with the Company’s security holders receiving non-voting Class A ordinary shares of Pubco and the members of SWB LLC receiving a combination of non-voting Class A and voting Class V ordinary shares. Following the consummation of the Business Combination and subject to obtaining all required regulatory approvals, the combined company intends to operate as an international financial institution focused on digital banking services.

As of March 31, 2026, the proposed Business Combination had not yet closed, and completion remains subject to customary closing conditions, including shareholder and regulatory approvals. Until closing, the funds in the Trust Account will remain invested in accordance with the Company’s governing documents.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $56,403 and negative working capital of $863,801. Funds held in the Trust Account remain unavailable for operating purposes until the earlier of the completion of a business combination or the Company’s liquidation. The Company has access to additional financing pursuant to the Working Capital Loan made available by the Sponsor as well as unsecured promissory notes issued to a related party in February 2026. As of March 31, 2026, the Company had borrowed $2,257,906 under the working capital loans from the Sponsor.

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

Management has evaluated the Company’s expected cash requirements for the twelve months following the issuance of these unaudited condensed financial statements in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern”. Based on this assessment, cash on hand, together with available financing arrangements, is not sufficient to fund the Company’s projected operating costs for at least the next twelve months. While the Company intends to pursue additional sources of financing, there can be no assurance that such financing will be available on acceptable terms, or at all. If a Business Combination is not consummated by the end of the Combination Period, currently April 3, 2027 (subject to monthly extensions pursuant to the Extension Amendment), there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern.

Given these conditions, and the inherent uncertainty regarding both the completion of the proposed business combination and the Company’s ability to secure additional funding, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern for at least one year after the date of these financial statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $56,403 and $207,108 in cash and did not have any cash equivalents outside of the Trust Account as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $259,885,212 and $257,619,976, respectively, were held in U.S. Treasury funds.

Due from Affiliate

Under the BCA, the target, SWB LLC, is presently obligated to reimburse specified costs incurred in connection with the proposed Business Combination irrespective of closing. As the Company has an enforceable claim and collection is probable, the Company recognized loans receivable amounting to $2,384,570 and $1,189,258 at March 31, 2026 and December 31, 2025, respectively.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

2026
Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Rights	(4,500,000)
Public Shares issuance costs	(15,010,606)
Accretion of Class A ordinary shares subject to possible redemption	29,395,818
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$259,885,212

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the private placement since the exercise of the rights is contingent upon the occurrence of future events. During the three months ended March 31, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income (Loss) per Ordinary Share (cont.)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	The Three months ended March 31, 2026		The Three Months ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,192,464	$387,869	$-	$(179,718)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,620,000	8,333,333	-	7,333,333
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$-	$(0.02)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Administrative Support Agreement

The Company has agreed, commencing on the date the Company’s securities are first listed on the New York Stock Exchange (NYSE) through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of Sponsor a total of $5,000 per month for office space, administrative and shared personnel support services. The Company incurred $15,000 of Sponsor management fees for the three months ended March 31, 2026.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 5 - RELATED PARTY TRANSACTIONS (cont.)

Working Capital Loans

To finance transaction costs in connection with a Business Combination, Sponsor, its affiliates, or the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. The loans are non-interest bearing and payable upon consummation of a Business Combination. At the lender’s option, up to $1,500,000 of such loans per lender may be converted into units of the post-business combination entity at $10.00 per unit. If a Business Combination is not completed, the loans may be repaid only from funds held outside the Trust Account, and no amounts in the Trust Account may be used to repay such loans. As of December 31, 2025, $988,480 was outstanding under these arrangements and was recorded as loan payable — Sponsor in the accompanying condensed balance sheet.

The working capital loan balance outstanding as of December 31, 2025 was formalized into Promissory Notes A and B in 2026; see discussion below. Accordingly, Note A and Note B represent the continuation of the prior-year working capital financing.

Issuance of Promissory Notes

On February 19, 2026, the Company entered into two unsecured promissory notes with Soulpower Management LLC, the sole managing member of the Sponsor. The lender is controlled by the Company’s Chief Executive Officer and Chairman, and certain other directors are also members of the lender.

A Note

The Company issued an unsecured promissory note with a principal amount of up to $785,000. The note matures on the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the Company’s liquidation, may be prepaid at any time without penalty, and is not convertible into Company securities. The note bears a flat interest charge equal to 22% of the principal amount due at maturity unless prepaid earlier and contains customary events of default. As of March 31, 2026, the outstanding balance of A Note is $745,000.

B Note

The Company issued an unsecured promissory note with a principal amount of up to $2,500,000. The note bears no interest, is not convertible into Company securities, and contains customary events of default. Upon consummation of the Company’s initial Business Combination, any outstanding principal balance under the note will be automatically and irrevocably forgiven in full and all obligations thereunder will be deemed satisfied. If the Company does not consummate a Business Combination, the note becomes due and payable upon the earlier of (i) an event of default or (ii) the Company’s liquidation. As of March 31, 2026, the outstanding balance of B Note is $1,512,906.

As of March 31, 2026, the total outstanding balance of the loans amounted to $2,257,906.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 5 - RELATED PARTY TRANSACTIONS (cont.)

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

Separately, Pubco has entered into a $5.0 billion committed equity facility (“ELOC”) through an Ordinary Shares Purchase Agreement for non-voting Class A ordinary shares of Pubco with CREO Investments LLC (the “Investor”), pursuant to which the Investor would provide an equity line of credit of up to $5.0 billion to Pubco post-closing, subject to the effectiveness of a resale registration statement with the SEC and other customary conditions.

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 6 - COMMITMENTS AND CONTINGENCIES (cont.)

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 620,000 Class A ordinary shares issued and outstanding excluding the 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares, also known as founders’ shares, to the Sponsor. On March 13, 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 3, 2025, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering. As such, 100,000 founder shares were forfeited and 8,333,333 Class B ordinary shares are now outstanding. For the three months ended March 31, 2026 and 2025 there were 8,333,333 and 5,750,000 Class B ordinary shares, respectively, issued and outstanding.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 7 - SHAREHOLDERS’ DEFICIT (cont.)

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 7 - SHAREHOLDERS’ DEFICIT (cont.)

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of March 31, 2026 and December 31, 2025, there were 25,620,000 and 0 rights outstanding, respectively.

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 8 - FAIR VALUE MEASUREMENT (cont.)

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

NOTE 9 - SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	March 31, 2026	December 31, 2025
Cash	$56,403	$207,108
Cash held in Trust Account	$259,885,212	$-

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 9 - SEGMENT INFORMATION (cont.)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

General and administrative costs	$685,558	$179,908
Interest earned on cash held in Trust Account	$2,265,236	$-
Dividend income	$655	$190

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

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 13, 2026, the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on May 14, 2024, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

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

Results of Operations

We have not generated any operating revenues to date. Our activities have been limited to organizational activities, those necessary to prepare for our initial public offering, and activities related to identifying and evaluating potential business combination targets. Our only activities since inception have been organizational activities, those necessary to prepare for our public offering, and those required to operate a publicly traded company. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest and investment income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2026, we had net income of $1,580,333, which consisted of interest earned on cash held in the Trust Account of $2,265,236, partially offset by operational costs of $685,558. Net cash used in operating activities was $1,420,131, primarily driven by non-cash reconciling adjustments from net income to operating cash flows for the interest earned on cash held in the Trust Account of $2,265,236 and was partially offset by changes in operating assets and liabilities.

For the three months ended March 31, 2025, we had net loss of $179,718, which primarily consisted of general and administrative costs of $179,908 and was partially offset by dividend income of $190. Net cash used in operating activities was $124,218, primarily driven by non-cash reconciling adjustments from net loss to operating cash flows for changes in operating assets and liabilities.

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

As of March 31, 2026, we had cash held in Trust Account of $259,885,212 and we had cash held outside of the Trust Account available for working capital purposes of $56,403. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In order to support the Company’s working capital requirements, in addition to the Working Capital Loans, in February 2026, we entered into two unsecured promissory notes with Soulpower Management LLC (the “Lender”), the sole managing member of the Sponsor.

On February 19, 2026, we issued an unsecured promissory note in a principal amount of up to $785,000 (the “A Note”), which matures on the earlier of (i) the consummation of the initial business combination or (ii) the liquidation of the Company. The A Note bears a flat-rate interest amount equal to 22% of the principal due at maturity, unless prepaid earlier, and is not convertible into any securities of the Company. As of May 13, 2026, we received $745,000 in advances under the A Note with proceeds used for general working capital purposes.

On February 19, 2026, we issued an unsecured promissory note in a principal amount of up to $2,500,000 (the “B Note”). Under the terms of the B Note, the outstanding principal balance is automatically and irrevocably forgiven in full upon consummation of the initial business combination, at which time all obligations of the Company under the B Note will be deemed satisfied without further action. If we do not consummate our initial Business Combination, the B Notes become due upon the earlier of (i) an event of default or (ii) the liquidation of the Company. The B Note bears no interest and is not convertible into securities of the Company. As of May 13, 2026, we received approximately $2,057,050 in advances under the B Note with proceeds used for general working capital purposes.

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

Because the Company’s deadline to complete an initial Business Combination occurs within one year from the date these financial statements are issued, and the completion of the business combination is subject to conditions outside the Company’s control, there is substantial doubt about the Company’s ability to continue as a going concern. While management intends to consummate the initial Business Combination contemplated by the BCA, there can be no assurance that the transaction will be completed by April 3, 2027. Accordingly, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our annual report for the year ended December 31, 2025 filed with the SEC on March 27, 2026 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOULPOWER ACQUISITION CORPORATION

Date: May 13, 2026	By:	/s/ Justin Lafazan
	Name:	Justin Lafazan
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Teresa Strassner
	Name:	Teresa Strassner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

