Form 10-Q
period 2026-06-30
Soulpower Acquisition Corp.
filed 2026-08-12
CIK 2025608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 25,620,000 Class A ordinary shares, $0.0001 par value and 8,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOULPOWER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash	$120,744	$207,108
Due from affiliate	2,945,583	1,189,258
Prepaid expenses	63,737	109,164
Total Current Assets	3,130,064	1,505,530
Cash held in Trust Account	262,185,566	257,619,976
Total Assets	$265,315,630	$259,125,506
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Liabilities
Accounts payable and accrued expenses	$712,567	$695,947
Loans payable - Sponsor	3,657,906	988,480
Total Current Liabilities	4,370,473	1,684,427
Deferred underwriting fees	10,600,000	10,600,000
Total Liabilities	14,970,473	12,284,427

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, at redemption value of $10.49 per share and $10.30 per share at June 30, 2026 and December 31, 2025, respectively	262,185,566	257,619,976

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding at June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 620,000 shares issued and outstanding at June 30, 2026 and December 31, 2025 (excluding 25,000,000 shares subject to possible redemption)	62	62
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,333,333 shares issued and outstanding at June 30, 2026 and December 31, 2025	833	833
Accumulated deficit	(11,841,304)	(10,779,792)
Total Shareholders’ Deficit	(11,840,409)	(10,778,897)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$265,315,630	$259,125,506

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
General and administrative costs	$318,525	$389,691	$1,004,083	$569,599
Total operating expenses	318,525	389,691	1,004,083	569,599

Interest earned on cash held in Trust Account	2,300,355	2,520,316	4,565,591	2,520,316
Interest expense	(58,824)	-	(58,824)	-
Dividend income	740	6,489	1,395	6,679

Net income	$1,923,746	$2,137,114	$3,504,079	$1,957,396
Weighted-average shares outstanding, basic and diluted, Class A ordinary shares	25,620,000	25,050,667	25,620,000	12,525,333
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.06	$0.10	$0.10
Weighted-average shares outstanding, basic and diluted, Class B ordinary shares	8,333,333	8,334,457	8,333,333	7,244,444
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.06	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	620,000	$62	8,333,333	$833	$-	$(10,779,792)	$(10,778,897)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,265,236)	(2,265,236)
Net income	-	-	-	-	-	1,580,333	1,580,333
Balance, March 31, 2026 (unaudited)	620,000	62	8,333,333	833	-	(11,464,695)	(11,463,800)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,300,355)	(2,300,355)
Net income	-	-	-	-	-	1,923,746	1,923,746
Balance, June 30, 2026 (unaudited)	620,000	$62	8,333,333	$833	$-	$(11,841,304)	$(11,840,409)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	-	$-	5,750,000	$575	$24,425	$(90,827)	$(65,827)
Share capitalization	-	-	1,916,667	192	(192)	-	-
Net loss	-	-	-	-	-	(179,718)	(179,718)
Balance, March 31, 2025 (unaudited)	-	-	7,666,667	767	24,233	(270,545)	(245,545)
Share capitalization	-	-	666,666	66	-	-	66
Sale of 620,000 Private Placement Units	620,000	62	-	-	6,199,938	-	6,200,000
Allocated value of transaction costs to Public Rights and Private Placement Units	-	-	-	-	(244,212)	-	(244,212)
Fair value of Public Rights	-	-	-	-	4,500,000	-	4,500,000
Accretion of Class A ordinary shares subject to possible redemptions	-	-	-	-	(10,479,959)	(9,751,194)	(20,231,153)
Net income	-	-	-	-	-	2,137,114	2,137,114
Balance, June 30, 2025 (unaudited)	620,000	$62	8,333,333	$833	$-	$(7,884,625)	$(7,883,730)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,504,079	$1,957,396
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on cash held in Trust Account	(4,565,591)	(2,520,316)
Changes in operating assets and liabilities:
Prepaid expenses	45,427	(254,783)
Due from affiliate	(1,756,325)	-
Accounts payable and accrued expenses	16,620	8,320
Net cash used in operating activities	(2,755,790)	(809,383)

Cash Flows from Investing Activities:
Investment of cash into trust account	-	(250,000,000)
Net cash used in investing activities	-	(250,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	-	245,600,000
Proceeds from sale of Private Placement Units	-	6,200,000
Proceeds from loan payable to Sponsor	2,669,426	102,118
Repayment of loan payable to Sponsor	-	(225,413)
Payment of offering costs	-	(197,988)
Net cash provided by financing activities	2,669,426	251,478,717

Net Change in Cash	(86,364)	669,334
Cash - Beginning of period	207,108	25,386
Cash - End of period	$120,744	$694,720

Supplemental Schedule of Non-Cash Financing and Investing Activities:
Deferred underwriting fee payable	$-	$10,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Soulpower Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 14, 2024. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region in selecting a target. As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 14, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for, evaluation of, and negotiation with potential Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on April 1, 2025 and on April 3, 2025, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units”), which included 3,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share (“Public Share”) and one right (“Right”) to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Following the closing of the Initial Public Offering, on April 3, 2025, the gross proceeds raised of $250,000,000 were placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide its shareholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights.

The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

As of June 30, 2026, the proposed Business Combination had not yet closed, and completion remains subject to customary closing conditions, including shareholder and regulatory approvals. Until closing, the funds in the Trust Account will remain invested in accordance with the Company’s governing documents.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $120,744 and negative working capital of $1,240,409. Funds held in the Trust Account remain unavailable for operating purposes until the earlier of the completion of a business combination or the Company’s liquidation. The Company has access to additional financing pursuant to the Working Capital Loan made available by the Sponsor as well as unsecured promissory notes issued to a related party in February 2026. As of June 30, 2026, the Company had borrowed $3,657,906 from the Sponsor.

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

Management has evaluated the Company’s expected cash requirements for the twelve months following the issuance of these unaudited condensed financial statements in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”. Based on this assessment, cash on hand, together with available financing arrangements, is not sufficient to fund the Company’s projected operating costs for at least the next twelve months. While the Company intends to pursue additional sources of financing, there can be no assurance that such financing will be available on acceptable terms, or at all. If a Business Combination is not consummated by the end of the Combination Period, currently April 3, 2027 (subject to monthly extensions pursuant to the Extension Amendment), there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern.

Given these conditions, and the inherent uncertainty regarding both the completion of the proposed business combination and the Company’s ability to secure additional funding, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern for at least one year after the date of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

As a result of these circumstances and broader geopolitical instability in Eastern Europe and the Middle East and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage of $250,000. Any loss of such funds can have a significant impact on the Company.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $120,744 and $207,108 in cash and did not have any cash equivalents outside of the Trust Account as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $262,185,566 and $257,619,976, respectively, were held in cash and cash equivalents.

Due from Affiliate

Under the BCA, the target, SWB LLC, is presently obligated to reimburse specified costs incurred in connection with the proposed Business Combination irrespective of closing. As the Company has an enforceable claim and collection is probable, the Company recognized loans receivable amounting to $2,945,583 and $1,189,258 at June 30, 2026 and December 31, 2025, respectively.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ deficit, as the Rights, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

2026
Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Rights	(4,500,000)
Public Shares issuance costs	(15,010,606)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	27,130,582
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$257,619,976
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,565,590
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$262,185,566

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the private placement since the exercise of the rights is contingent upon the occurrence of future events. During the three and six months ended June 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income per Ordinary Share (cont.)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	Three months ended June 30, 2026		Three months ended June 30, 2025		Six months ended June 30, 2026		Six months ended June 30, 2025
Basic and diluted net income per ordinary share	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$1,451,592	$472,154	$1,603,592	$533,522	$2,644,056	$860,023	$1,240,127	$717,269
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,620,000	8,333,333	25,050,667	8,334,457	25,620,000	8,333,333	12,525,333	7,244,444
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06	$0.06	$0.10	$0.10	$0.10	$0.10

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 in the annual report for the year ended December 31, 2025. The adoption of ASU 2023-09 has not had a material impact on the unaudited condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on April 3, 2025, the Company sold 25,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option amounting to 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one Public Right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 620,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Each Private Placement Unit consists of one Class A ordinary share and one Private Placement Right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination. Of those 620,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions.

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

Administrative Support Agreement

The Company has agreed, commencing on the date the Company’s securities are first listed on the New York Stock Exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of Sponsor a total of $5,000 per month for office space, administrative and shared personnel support services. The Company incurred $15,000 and $30,000 of Sponsor management fees for the three and six months ended June 30, 2026, respectively.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

The working capital loan balance outstanding as of December 31, 2025 was formalized into Promissory Notes A and B during 2026 and is included in Loans payable - Sponsor in the accompanying condensed balance sheet.

Issuance of Promissory Notes

On February 19, 2026, the Company entered into two unsecured promissory notes with Soulpower Management LLC, the sole managing member of the Sponsor. The lender is controlled by the Company’s Chief Executive Officer and Chairman, and certain other directors are also members of the lender.

A Note

The Company issued an unsecured promissory note with a principal amount of up to $785,000 (the “A Note”). The note matures on the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the Company’s liquidation, may be prepaid at any time without penalty, and is not convertible into Company securities. The note bears a flat interest charge equal to 22% of the principal amount due at maturity unless prepaid earlier and contains customary events of default. The Company recognizes the contractual 22% fixed financing charge on the A Note as interest expense over the expected term of the borrowing. As of June 30, 2026, the outstanding principal balance of the A Note is $745,000. In addition, accrued contractual interest under the A Note totaled $58,824 and is included in accounts payable and accrued expenses on the accompanying condensed balance sheet.

B Note and B2 Note

The Company issued an unsecured promissory note with a principal amount of up to $2,500,000 (the “B Note”). The note bears no interest, is not convertible into Company securities, and contains customary events of default. Upon consummation of the Company’s initial Business Combination, any outstanding principal balance under the note will be automatically and irrevocably forgiven in full and all obligations thereunder will be deemed satisfied. If the Company does not consummate a Business Combination, the note becomes due and payable upon the earlier of (i) an event of default or (ii) the Company’s liquidation.

In order to support the Company’s working capital requirements, in addition to the Working Capital Loans, A Note and B Note, on May 29, 2026, the Company issued an additional unsecured promissory note in the principal amount of up to $2,500,000 (the “B2 Note”) with Soulpower Management LLC. Under the terms of the B2 Note, the outstanding principal balance of the B2 Note shall be automatically and irrevocably forgiven in full upon consummation of the Company’s initial business combination and all obligations of the Company thereunder shall be deemed satisfied and discharged without further action by any party to the B2 Note. If the Company does not consummate a business combination, the B2 Note will be due on the earlier of (i) the occurrence of an event of default or (ii) the liquidation of the Company. The B2 Note bears no interest, is not convertible into securities of the Company and is subject to customary events of default, the occurrence of certain of which automatically trigger the unpaid principal balance of the B2 Note and all other sums payable with regard to the B2 Note becoming immediately due and payable. As of June 30, 2026, the outstanding balance of the B Note and B2 Note is $2,912,906.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 5 - RELATED PARTY TRANSACTIONS (cont.)

Business Combination Agreement

On November 24, 2025, the Company entered into a BCA with SWB LLC and Pubco. At closing, the Company and SWB LLC will merge with wholly owned subsidiaries of Pubco and become wholly owned subsidiaries of Pubco. The Company’s security holders are expected to receive non-voting Class A ordinary shares of Pubco, and SWB LLC members are expected to receive a mix of non-voting Class A and voting Class V ordinary shares of Pubco. Following closing, Justin Lafazan, the Company’s CEO and the founder and managing member of SWB LLC, is expected to serve as Chairman and CEO of Pubco and will indirectly control the Class V ordinary shares, the only equity shares of Pubco entitled to vote, through The Lafazan Brothers LLC. The combined public company plans to operate under the name SOUL WORLD BANK.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 6 - COMMITMENTS AND CONTINGENCIES (cont.)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $4,400,000 ($0.20 per Unit offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of (i) $0.40 per Unit sold in the base offering of the Initial Public Offering and (ii) $0.60 per Unit sold pursuant to the underwriters’ over-allotment option, if any, or up to an additional $1,800,000 in the aggregate. The underwriters’ fee was calculated based on the base deal and the over-allotment option, totaling $10,600,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 620,000 Class A ordinary shares issued and outstanding, excluding the 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares, also known as founders’ shares, to the Sponsor. On March 13, 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 3, 2025, in connection with the partial exercise of the underwriters’ over-allotment option at the closing of the Initial Public Offering, 100,000 founder shares were forfeited. As a result, the forfeiture contingency was resolved and 8,333,333 Class B ordinary shares remained issued and outstanding. As of June 30, 2026 and December 31, 2025 there were 8,333,333 Class B ordinary shares issued and outstanding.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 7 - SHAREHOLDERS’ DEFICIT (cont.)

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the private placement shares), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 7 - SHAREHOLDERS’ DEFICIT (cont.)

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of both June 30, 2026 and December 31, 2025, there were 25,620,000 rights outstanding.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

April 3, 2025
Traded price of Unit	$10.00
Implied share price	$9.82
Expected term to de-SPAC (years)	2.00
Probability of de-SPAC and instrument-specific market adjustment	18.00%
Risk-free rate (continuous)	3.75%
Annualized dividend yield	0.00%

NOTE 9 - SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$120,744	$207,108
Cash held in Trust Account	$262,185,566	$257,619,976

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 9 - SEGMENT INFORMATION (cont.)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

General and administrative costs	$318,525	$389,691	$1,004,083	$569,599
Interest earned on cash held in Trust Account	$2,300,355	$2,520,316	$4,565,591	$2,520,316
Dividend income	$740	$6,489	$1,395	$6,679

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

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Dividend income is reviewed to evaluate total returns on investments held outside the Trust Account, to forecast cash inflows available to support operations, and to corroborate that overall investment performance aligns with liquidity and capital-preservation objectives prior to completing a business combination.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to August 12, 2026, the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

For the three months ended June 30, 2026, we had net income of $1,923,746, which consisted of interest earned on cash held in the Trust Account of $2,300,355 and dividend income of $740, partially offset by operational costs of $318,525 and interest expense of $58,824.

For the three months ended June 30, 2025, we had net income of $2,137,114, which consisted of interest earned on cash held in the Trust Account of $2,520,316 and dividend income of $6,489, partially offset by operational costs of $389,691.

For the six months ended June 30, 2026, we had net income of $3,504,079, which consisted of interest earned on cash held in the Trust Account of $4,565,591 and dividend income of $1,395, partially offset by operational costs of $1,004,083 and interest expense of $58,824. Net cash used in operating activities was $2,755,790, primarily driven by non-cash reconciling adjustments from net income to operating cash flows for the interest earned on cash held in the Trust Account of $4,565,591 and increase in the amount due from affiliate of $1,756,325 and was partially offset by changes in operating assets and liabilities.

For the six months ended June 30, 2025, we had net income of $1,957,396, which consisted of interest earned on cash held in the Trust Account of $2,520,316 and dividend income of $6,679, partially offset by operational costs of $569,599. Net cash used in operating activities was $809,383, primarily driven by non-cash reconciling adjustments from net income to operating cash flows for the interest earned on cash held in the Trust Account of $2,520,316 and was partially offset by changes in operating assets and liabilities.

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

As of June 30, 2026, we had cash held in Trust Account of $262,185,566 and we had cash held outside of the Trust Account available for working capital purposes of $120,744. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In order to support the Company’s working capital requirements, in addition to the Working Capital Loans, in February 2026, we issued two unsecured promissory notes with Soulpower Management LLC (the “Lender”), the sole managing member of the Sponsor. The Lender holds voting and investment discretion with respect to the ordinary shares of the Company held of record by the Sponsor. The sole managing member of the Lender is Soulpower International Corporation which is controlled by Justin Lafazan, the Chief Executive Officer and Chairman of the Board of Directors of the Company. Certain other directors of the Company are also members of the Lender.

On February 19, 2026, we issued an unsecured promissory note in a principal amount of up to $785,000 (the “A Note”), which matures on the earlier of (i) the consummation of the initial business combination or (ii) the liquidation of the Company. The A Note bears a flat-rate interest amount equal to 22% of the principal due at maturity, unless prepaid earlier, and is not convertible into any securities of the Company. As of June 30, 2026, we received $745,000 in advances under the A Note with proceeds used for general working capital purposes. In addition, accrued contractual interest under the A Note totaled $58,824 as of June 30, 2026.

On February 19, 2026, we issued an unsecured promissory note in a principal amount of up to $2,500,000 (the “B Note”). Under the terms of the B Note, the outstanding principal balance is automatically and irrevocably forgiven in full upon consummation of the initial business combination, at which time all obligations of the Company under the B Note will be deemed satisfied without further action. If we do not consummate our initial Business Combination, the B Note becomes due upon the earlier of (i) an event of default or (ii) the liquidation of the Company. The B Note bears no interest and is not convertible into securities of the Company.

In order to support the Company’s working capital requirements, in addition to the Working Capital Loans, A Note and B Note, on May 29, 2026, we issued an additional unsecured promissory note in the principal amount of up to $2,500,000 (the “B2 Note”) to Soulpower Management LLC. Under the terms of the B2 Note, the outstanding principal balance of the B2 Note shall be automatically and irrevocably forgiven in full upon consummation of the Company’s initial business combination and all obligations of the Company thereunder shall be deemed satisfied and discharged without further action by any party to the B2 Note. If the Company does not consummate a business combination, the B2 Note will be due on the earlier of (i) the occurrence of an event of default or (ii) the liquidation of the Company. The B2 Note bears no interest, is not convertible into securities of the Company and is subject to customary events of default, the occurrence of certain of which automatically trigger the unpaid principal balance of the B2 Note and all other sums payable with regard to the B2 Note becoming immediately due and payable. As of June 30, 2026, we received an aggregate of $2,912,906 in advances under the B Note and B2 Note with proceeds used for general working capital purposes.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Our contractual obligations consist primarily of outstanding sponsor loans, including the A Note, B Note, and B2 Note, an agreement to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support, and the deferred underwriting fee payable upon completion of an initial business combination described below.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOULPOWER ACQUISITION CORPORATION

Date: August 12, 2026	By:	/s/ Justin Lafazan
	Name:	Justin Lafazan
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Teresa Strassner
	Name:	Teresa Strassner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

