Form 10-Q
period 2026-09-30
Soulpower Acquisition Corp.
filed 2026-11-12
CIK 2025608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42582

Soulpower Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1801568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West 55th Street, 17th Floor, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

201-282-6717

(Registrant’s telephone number, including area code)

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

As of November 12, 2026, there were 25,620,000 Class A ordinary shares, $0.0001 par value and 8,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOULPOWER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash	$18,668	$207,108
Due from affiliate	4,173,370	1,189,258
Prepaid expenses	40,595	109,164
Total Current Assets	4,232,633	1,505,530
Cash Equivalents held in Trust Account	264,581,256	257,619,976
Total Assets	$268,813,889	$259,125,506
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Liabilities
Accounts payable and accrued expenses	$1,165,197	$695,947
Loans payable - Sponsor	4,724,050	988,480
Total Current Liabilities	5,889,247	1,684,427
Deferred underwriting fees	10,600,000	10,600,000
Total Liabilities	16,489,247	12,284,427

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, at redemption value of $10.58 per share and $10.30 per share at September 30, 2026 and December 31, 2025, respectively	264,581,256	257,619,976

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding at September 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 620,000 shares issued and outstanding at September 30, 2026 and December 31, 2025 (excluding 25,000,000 shares subject to possible redemption)	62	62
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,333,333 shares issued and outstanding at September 30, 2026 and December 31, 2025	833	833
Accumulated deficit	(12,257,509)	(10,779,792)
Total Shareholders’ Deficit	(12,256,614)	(10,778,897)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$268,813,889	$259,125,506

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
General and administrative costs	$375,568	$401,940	$1,379,651	$971,539
Total operating expenses	375,568	401,940	1,379,651	971,539

Interest earned on Cash Equivalents held in Trust Account	2,395,689	2,638,202	6,961,280	5,158,518
Dividend income	675	6,601	2,070	13,280
Interest expense	(41,312)	-	(100,136)	-

Net income	$1,979,484	$2,242,863	$5,483,563	$4,200,259
Weighted-average shares outstanding, basic and diluted, Class A ordinary shares	25,620,000	25,620,000	25,620,000	16,954,412
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.07	$0.16	$0.17
Weighted-average shares outstanding, basic and diluted, Class B ordinary shares	8,333,333	8,333,333	8,333,333	7,616,852
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.07	$0.16	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	620,000	$62	8,333,333	$833	$-	$(10,779,792)	$(10,778,897)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,265,236)	(2,265,236)
Net income	-	-	-	-	-	1,580,333	1,580,333
Balance, March 31, 2026 (unaudited)	620,000	62	8,333,333	833	-	(11,464,695)	(11,463,800)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,300,355)	(2,300,355)
Net income	-	-	-	-	-	1,923,746	1,923,746
Balance, June 30, 2026 (unaudited)	620,000	62	8,333,333	833	-	(11,841,304)	(11,840,409)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,395,689)	(2,395,689)
Net income	-	-	-	-	-	1,979,484	1,979,484
Balance, September 30, 2026 (unaudited)	620,000	$62	8,333,333	$833	$-	$(12,257,509)	$(12,256,614)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	-	$-	5,750,000	$575	$24,425	$(90,827)	$(65,827)
Share capitalization	-	-	1,916,667	192	(192)	-	-
Net loss	-	-	-	-	-	(179,718)	(179,718)
Balance, March 31, 2025 (unaudited)	-	-	7,666,667	767	24,233	(270,545)	(245,545)
Share capitalization	-	-	666,666	66	-	-	66
Sale of 620,000 Private Placement Units	620,000	62	-	-	6,199,938	-	6,200,000
Allocated value of transaction costs to Public Rights and Private Placement Units	-	-	-	-	(244,212)	-	(244,212)
Fair value of Public Rights	-	-	-	-	4,500,000	-	4,500,000
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(10,479,959)	(9,751,194)	(20,231,153)
Net income	-	-	-	-	-	2,137,114	2,137,114
Balance, June 30, 2025 (unaudited)	620,000	62	8,333,333	833	-	(7,884,625)	(7,883,730)
Contributions from Sponsor	-	-	-	-	200,000	-	200,000
Use of Sponsor funds in Public Offering	-	-	-	-	(200,000)	-	(200,000)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,638,202)	(2,638,202)
Net income	-	-	-	-	-	2,242,863	2,242,863
Balance, September 30, 2025 (unaudited)	620,000	$62	8,333,333	$833	$-	$(8,279,964)	$(8,279,069)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$5,483,563	$4,200,259
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on Cash Equivalents held in Trust Account	(6,961,280)	(5,158,518)
Changes in operating assets and liabilities:
Prepaid expenses	68,569	(169,768)
Due from affiliate	(2,984,112)	-
Accounts payable and accrued expenses	469,250	8,772
Net cash used in operating activities	(3,924,010)	(1,119,255)

Cash Flows from Investing Activities:
Investment of cash into trust account	-	(250,000,000)
Net cash used in investing activities	-	(250,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	-	245,600,000
Proceeds from sale of Private Placement Units	-	6,200,000
Proceeds from loan payable to Sponsor	3,735,570	102,118
Repayment of loan payable to Sponsor	-	(225,413)
Payment of offering costs	-	(197,988)
Net cash provided by financing activities	3,735,570	251,478,717

Net Change in Cash	(188,440)	359,462
Cash - Beginning of period	207,108	25,386
Cash - End of period	$18,668	$384,848

Supplemental Schedule of Non-Cash Financing and Investing Activities:
Deferred underwriting fee payable	$-	$10,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Soulpower Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 14, 2024. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region in selecting a target. As of September 30, 2026, the Company had not commenced any operations. All activity for the period from May 14, 2024 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for, evaluation of, and negotiation with potential Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on April 1, 2025 and on April 3, 2025, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units”), which included 3,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share (each, a “Public Share”) and one right (each, a “Right”) to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (each, a “Public Right”). Holders of Public Shares are referred to herein as “public shareholders.”

Concurrently with the Initial Public Offering, the Company completed the sale of 620,000 private placement units (the “Private Placement Units”) to its sponsor, Soulpower Acquisition Sponsor LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, generating gross proceeds of $6,200,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one Right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). Of those 620,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. Transaction costs amounted to $15,367,333, consisting of $4,400,000 of cash underwriting fees, $10,600,000 of deferred underwriting fees, and $367,333 of other offering costs.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Proposed Business Combination

On November 24, 2025, the Company entered into a Business Combination Agreement (the “BCA”) with SWB LLC, a Cayman Islands limited liability company, and a newly formed Cayman Islands exempted holding company, SWB Holdings (“Pubco”), along with other parties specified in the BCA. The BCA was amended by a First Amendment dated March 26, 2026 and a Second Amendment dated August 28, 2026, which among other things, extended the outside date under the BCA to April 2, 2027. Under the BCA, the Company and SWB LLC will merge with wholly owned subsidiaries of Pubco, with the Company’s security holders receiving non-voting Class A ordinary shares of Pubco and the members of SWB LLC receiving a combination of non-voting Class A and voting Class V ordinary shares. Following the consummation of the Business Combination and subject to obtaining all required regulatory approvals, the combined company intends to operate as an international financial institution focused on digital banking services. Justin Lafazan, the Company’s Chief Executive Officer and Chairman, is the founder and managing member of SWB LLC. See Note 5.

As of September 30, 2026, the proposed Business Combination had not yet closed, and completion remains subject to customary closing conditions, including shareholder and regulatory approvals. Until closing, the funds in the Trust Account will remain invested in accordance with the Company’s governing documents.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had cash of $18,668 and negative working capital of $1,656,614. Funds held in the Trust Account remain unavailable for operating purposes until the earlier of the completion of a business combination or the Company’s liquidation. The Company has access to additional financing pursuant to the Working Capital Loan made available by the Sponsor as well as unsecured promissory notes issued to a related party in February 2026 and May 2026. As of September 30, 2026, the Company had borrowed $4,724,050 from the Sponsor and related parties.

The Company currently expects to incur additional costs in connection with pursuing and completing the proposed Business Combination, as well as continuing general and administrative expenses. The closing of the proposed Business Combination is subject to various customary conditions and is not guaranteed. Pursuant to the Company’s governing documents, the Company has until April 3, 2027 (24 months from the closing of the Initial Public Offering), or such earlier liquidation date as the Company’s board of directors may approve, to consummate an initial Business Combination. If the proposed Business Combination does not close, the Company will be required to seek an alternative transaction or, if none can be completed within the Completion Window, the Company will be required to redeem its Public Shares and subsequently liquidate and dissolve, subject to applicable law.

Management has evaluated the Company’s expected cash requirements for the twelve months following the issuance of these unaudited condensed financial statements in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern”. Based on this assessment, cash on hand, together with available financing arrangements, is not sufficient to fund the Company’s projected operating costs for at least the next twelve months. While the Company intends to pursue additional sources of financing, there can be no assurance that such financing will be available on acceptable terms, or at all. If a Business Combination is not consummated by the end of the Completion Window, currently April 3, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2026

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

As a result of these circumstances and broader geopolitical instability in Eastern Europe and the Middle East and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, decreased market liquidity or third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these events on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

SEPTEMBER 30, 2026

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage of $250,000. Any loss of such funds can have a significant impact on the Company.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $18,668 and $207,108 in cash and did not have any cash equivalents outside of the Trust Account as of September 30, 2026 and December 31, 2025, respectively.

Cash Equivalents Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $264,581,256 and $257,619,976, respectively, were held in cash equivalents.

Due from Affiliate

Under the BCA, the target, SWB LLC, a related party controlled by the Company’s Chief Executive Officer, is presently obligated to reimburse specified costs incurred in connection with the proposed Business Combination irrespective of closing. As the Company has an enforceable claim and collection is probable, the Company recognized Due from Affiliate amounting to $4,173,370 and $1,189,258 as of September 30, 2026 and December 31, 2025, respectively.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ deficit, as the Rights, after management’s evaluation, were accounted for under equity treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

2026
Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Rights	(4,500,000)
Public Shares issuance costs	(15,010,606)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	27,130,582
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$257,619,976
Plus:
Accretion of Class A ordinary shares subject to possible redemption	6,961,280
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$264,581,256

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the private placement since the exercise of the rights is contingent upon the occurrence of future events. During the three and nine months ended September 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income per Ordinary Share (cont.)

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	Three months ended September 30, 2026		Three months ended September 30, 2025
Basic and diluted net income per ordinary share	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$1,493,649	$485,835	$1,692,386	$550,477
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,620,000	8,333,333	25,620,000	8,333,333
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.07	$0.07

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
Basic and diluted net income per ordinary share	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$4,137,705	$1,345,858	$2,898,220	$1,302,039
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,620,000	8,333,333	16,954,412	7,616,852
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.17	$0.17

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 in the annual report for the year ended December 31, 2025. The adoption of ASU 2023-09 has not had a material impact on the unaudited condensed financial statements and disclosures.

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

SEPTEMBER 30, 2026

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares (the “founder shares”) to the Sponsor. On March 13, 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor and the other holders of founder shares (the “initial shareholders”) holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 3, 2025, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering. As such, 100,000 founder shares were forfeited and 8,333,333 Class B ordinary shares are now outstanding.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Administrative Support Agreement

The Company has agreed, commencing on the date the Company’s securities are first listed on the New York Stock Exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $5,000 per month for office space, administrative and shared personnel support services. The Company incurred $15,000 and $45,000 of administrative support fees for the three and nine months ended September 30, 2026, respectively. The Company incurred $15,000 and $30,000 of administrative support fees for the three and nine months ended September 30, 2025, respectively.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 5 - RELATED PARTY TRANSACTIONS (cont.)

Working Capital Loans

To finance transaction costs in connection with a Business Combination, the Sponsor, its affiliates, or the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans (“Working Capital Loans”). The loans are non-interest bearing and payable upon consummation of a Business Combination. At the lender’s option, up to $1,500,000 of such loans per lender may be converted into units of the post-business combination entity at $10.00 per unit. If a Business Combination is not completed, the loans may be repaid only from funds held outside the Trust Account, and no amounts in the Trust Account may be used to repay such loans. As of December 31, 2025, $988,480 was outstanding under these arrangements and was recorded as Loans payable — Sponsor in the accompanying condensed balance sheet. The working capital loan balance outstanding as of December 31, 2025 was formalized into the A Note and the B Note (each as defined below) in February 2026 and is included in Loans payable - Sponsor in the accompanying condensed balance sheet.

Issuance of Promissory Notes

On February 19, 2026, the Company entered into two unsecured promissory notes with Soulpower Management LLC, the sole managing member of the Sponsor. The lender is controlled by the Company’s Chief Executive Officer and Chairman, and certain other directors are also members of the lender.

A Note

The Company issued an unsecured promissory note with a principal amount of up to $785,000 (the “A Note”). The note matures on the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the Company’s liquidation, may be prepaid at any time without penalty, and is not convertible into Company securities. The note bears a flat interest charge equal to 22% of the principal amount due at maturity unless prepaid earlier and contains customary events of default. The Company recognizes the contractual 22% fixed financing charge on the A Note as interest expense over the expected term of the borrowing. As of September 30, 2026, the outstanding principal balance of the A Note is $745,000. In addition, accrued contractual interest under the A Note totaled $100,136 and is included in accounts payable and accrued expenses on the accompanying condensed balance sheet.

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

In order to support the Company’s working capital requirements, in addition to the Working Capital Loans, on May 29, 2026, the Company issued an additional unsecured promissory note in the principal amount of up to $2,500,000 (the “B2 Note”) with Soulpower Management LLC. Under the terms of the B2 Note, the outstanding principal balance of the B2 Note shall be automatically and irrevocably forgiven in full upon consummation of the Company’s initial business combination and all obligations of the Company thereunder shall be deemed satisfied and discharged without further action by any party to the B2 Note. If the Company does not consummate a business combination, the B2 Note will be due on the earlier of (i) the occurrence of an event of default or (ii) the liquidation of the Company. The B2 Note bears no interest, is not convertible into securities of the Company and is subject to customary events of default, the occurrence of certain of which automatically trigger the unpaid principal balance of the B2 Note and all other sums payable with regard to the B2 Note becoming immediately due and payable. As of September 30, 2026, the outstanding balance of the B Note and B2 Note is $3,979,050.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 5 - RELATED PARTY TRANSACTIONS (cont.)

Business Combination Agreement

On November 24, 2025, the Company entered into the BCA with SWB LLC, Pubco and the other parties thereto. The BCA was amended on March 26, 2026 and August 28, 2026. At closing, the Company and SWB LLC will merge with wholly owned subsidiaries of Pubco and become wholly owned subsidiaries of Pubco. The Company’s security holders are expected to receive non-voting Class A ordinary shares of Pubco, and SWB LLC members are expected to receive a mix of non-voting Class A and voting Class V ordinary shares of Pubco. Following closing, Justin Lafazan, the Company’s CEO and the founder and managing member of SWB LLC, is expected to serve as Chairman and CEO of Pubco and will indirectly control the Class V ordinary shares, the only equity shares of Pubco entitled to vote, through The Lafazan Brothers LLC. The combined public company plans to operate under the name SOUL WORLD BANK. In connection with the Business Combination Agreement, the Company has incurred certain transaction-related costs that are reimbursable by SWB LLC, an entity controlled by the Company’s Chief Executive Officer. As of September 30, 2026 and December 31, 2025, amounts due from SWB LLC totaled $4,173,370 and $1,189,258, respectively, and are included in Due from Affiliate on the accompanying condensed balance sheets. See Note 2 for additional information regarding this receivable.

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

Separately, Pubco has entered into a $5.0 billion committed equity facility (the “ELOC”) through an Ordinary Shares Purchase Agreement for non-voting Class A ordinary shares of Pubco with CREO Investments LLC (“CREO”), pursuant to which CREO would provide an equity line of credit of up to $5.0 billion to Pubco post-closing, subject to the effectiveness of a resale registration statement with the SEC and other customary conditions.

The consummation of the transactions contemplated by the BCA and the ELOC is subject to various conditions and there can be no assurance that either will occur as planned or at all.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Units (and its component securities) and units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement entered into in connection with the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 6 - COMMITMENTS AND CONTINGENCIES (cont.)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On April 3, 2025, the underwriters partially exercised their over-allotment option to purchase 3,000,000 additional Units in connection with the closing of the Initial Public Offering. The remaining option to purchase 300,000 additional Units was not exercised and subsequently expired.

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 620,000 Class A ordinary shares issued and outstanding, excluding the 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On June 10, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares, also known as founder shares, to the Sponsor. On March 13, 2025, the Company effected a share capitalization of 0.33 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 founder shares. On April 1, 2025, the Company effected a share capitalization of 0.11 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 8,433,333 founder shares (up to 1,100,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 3, 2025, in connection with the partial exercise of the underwriters’ over-allotment option at the closing of the Initial Public Offering, 100,000 founder shares were forfeited. As a result, the forfeiture contingency was resolved and 8,333,333 Class B ordinary shares remained issued and outstanding. As of September 30, 2026 and December 31, 2025, there were 8,333,333 Class B ordinary shares issued and outstanding.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 7 - SHAREHOLDERS’ DEFICIT (cont.)

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the private placement shares), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 7 - SHAREHOLDERS’ DEFICIT (cont.)

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the Completion Window and redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of both September 30, 2026 and December 31, 2025, there were 25,620,000 rights outstanding.

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

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	18,668	207,108
Cash Equivalents held in Trust Account	264,581,256	257,619,976

SOULPOWER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 9 - SEGMENT INFORMATION (cont.)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

General and administrative costs	$375,568	$401,940	$1,379,651	$971,539
Interest earned on cash equivalents held in Trust Account	$2,395,689	$2,638,202	$6,961,280	$5,158,518
Dividend income	$675	$6,601	$2,070	$13,280

The CODM also uses the Company’s cash balance to monitor day-to-day liquidity, forecast near-term funding needs for operating expenditures, and assess whether additional capital (if any) will be required to operate through the end of the Completion Window.

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the investment management trust agreement governing the Trust Account.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Dividend income is reviewed to evaluate total returns on investments held outside the Trust Account, to forecast cash inflows available to support operations, and to corroborate that overall investment performance aligns with liquidity and capital-preservation objectives prior to completing a business combination.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to November 12, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination with SWB LLC (the “Business Combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2026, and the Company’s final prospectus for its Initial Public Offering. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination with Soul World Bank

On November 24, 2025, we entered into a business combination agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “BCA”), with SWB LLC, a newly formed Cayman Islands limited liability company, and SWB Holdings (“Pubco”), a newly formed Cayman Islands exempted company, along with other parties specified in the BCA. The BCA was amended by a First Amendment dated March 26, 2026 and a Second Amendment dated August 28, 2026, which, among other things, extended the outside date under the BCA to April 2, 2027. Under the BCA, the Company and SWB LLC will merge with wholly owned subsidiaries of Pubco, with the Company’s securityholders receiving non-voting Class A ordinary shares of Pubco and the members of SWB LLC receiving a combination of non-voting Class A and voting Class V ordinary shares. Following the consummation of the initial Business Combination and subject to obtaining all required regulatory approvals, the combined company intends to operate as an international financial institution focused on digital banking services.

Results of Operations

We have not generated any operating revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering, and those required to operate a publicly traded company and the identification and evaluation of, and negotiation with, Business Combination targets, including SWB LLC. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest and investment income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended September 30, 2026, we had net income of $1,979,484, compared to net income of $2,242,863 for the three months ended September 30, 2025, representing a decrease of $263,379. The decrease was primarily attributable to a $242,513 decrease in interest earned on cash equivalents held in the Trust Account, an increase of $41,312 in interest expense associated with the A Note issued in February 2026, and a $5,926 decrease in dividend income, partially offset by a $26,372 decrease in general and administrative expenses. The decrease in interest income was primarily attributable to lower yields on the funds held in the Trust Account during the three months ended September 30, 2026, compared to the corresponding prior-year period.

For the nine months ended September 30, 2026, we had net income of $5,483,563, compared to net income of $4,200,259 for the nine months ended September 30, 2025, representing an increase of $1,283,304. The increase was primarily attributable to a $1,802,762 increase in interest earned on cash equivalents held in the Trust Account, partially offset by a $408,112 increase in general and administrative expenses, $100,136 of interest expense associated with the A Note issued in February 2026, and an $11,210 decrease in dividend income. The increase in interest earned on cash equivalents held in the Trust Account was primarily attributable to the Trust Account being funded for the entirety of the nine months ended September 30, 2026, compared to the prior-year period, during which the Trust Account was initially funded upon the closing of the Initial Public Offering on April 3, 2025.

For the nine months ended September 30, 2026, net cash used in operating activities was $3,924,010, compared to $1,119,255 for the nine months ended September 30, 2025. The increase in cash used in operating activities was primarily attributable to a $2,984,112 increase in amounts due from affiliate in connection with the proposed Business Combination, as well as other operating expenditures incurred during the period. Net cash used in operating activities for the nine months ended September 30, 2026 also reflects the exclusion of $6,961,280 of interest earned on funds held in the restricted Trust Account from the reconciliation of net income to operating cash flows, partially offset by a $469,250 increase in accounts payable and accrued expenses and a $68,569 decrease in prepaid expenses.

For the nine months ended September 30, 2025, net cash used in operating activities was $1,119,255, reflecting net income of $4,200,259, adjusted to exclude $5,158,518 of interest earned on funds held in the Trust Account, together with changes in operating assets and liabilities.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On April 3, 2025, we consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 620,000 Private Placement Units to the Sponsor and Cantor Fitzgerald & Co. at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,200,000. The net proceeds from the Initial Public Offering, together with certain of the proceeds from the sale of the Private Placement Units, totaling $250,000,000 in the aggregate, were placed in the Trust Account.

As of September 30, 2026, we had cash equivalents held in Trust Account of $264,581,256 and we had cash held outside of the Trust Account available for working capital purposes of $18,668. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

The Company continues to rely on financing from the Sponsor and related parties to fund its ongoing operating expenses and costs associated with the proposed Business Combination. As of September 30, 2026, approximately $1.1 million of additional borrowing capacity remained under the A Note, B Note and B2 Note, subject to the terms and availability of such financing arrangements. Given the Company’s limited unrestricted cash and anticipated continued operating and transaction-related expenditures, additional funding may be required prior to the consummation of a Business Combination, and there can be no assurance that such financing will be available on acceptable terms, or at all.

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

On February 19, 2026, we issued an unsecured promissory note in a principal amount of up to $785,000 (the “A Note”), which matures on the earlier of (i) the consummation of the initial business combination or (ii) the liquidation of the Company. The A Note bears a flat interest charge equal to 22% of the principal due at maturity, unless prepaid earlier, and is not convertible into any securities of the Company. As of September 30, 2026, we received $745,000 in advances under the A Note with proceeds used for general working capital purposes. In addition, accrued contractual interest under the A Note totaled $100,136 as of September 30, 2026.

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

In order to support the Company’s working capital requirements, in addition to the Working Capital Loans, A Note and B Note, on May 29, 2026, we issued an additional unsecured promissory note in the principal amount of up to $2,500,000 (the “B2 Note”) to Soulpower Management LLC. Under the terms of the B2 Note, the outstanding principal balance of the B2 Note shall be automatically and irrevocably forgiven in full upon consummation of the Company’s initial business combination and all obligations of the Company thereunder shall be deemed satisfied and discharged without further action by any party to the B2 Note. If the Company does not consummate a business combination, the B2 Note will be due on the earlier of (i) the occurrence of an event of default or (ii) the liquidation of the Company. The B2 Note bears no interest, is not convertible into securities of the Company and is subject to customary events of default, the occurrence of certain of which automatically trigger the unpaid principal balance of the B2 Note and all other sums payable with regard to the B2 Note becoming immediately due and payable. As of September 30, 2026, we received an aggregate of $3,979,050 in advances under the B Note and B2 Note with proceeds used for general working capital purposes.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Because the Company’s cash on hand and available financing are not sufficient to fund its projected operating costs for at least the next twelve months, the Company’s deadline to complete an initial Business Combination occurs within one year from the date these financial statements are issued, and the completion of the Business Combination is subject to conditions outside the Company’s control, there is substantial doubt about the Company’s ability to continue as a going concern. While management intends to consummate the initial Business Combination contemplated by the BCA, there can be no assurance that the transaction will be completed by April 3, 2027. Accordingly, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Our contractual obligations consist primarily of outstanding related party loans, including the A Note, B Note, and B2 Note, an agreement to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support, and the deferred underwriting fee payable upon completion of an initial business combination described below.

The underwriters were entitled to a cash underwriting discount of $4,400,000 ($0.20 per Unit offered in the initial public offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid upon the closing of the initial public offering. In addition, the underwriters were entitled to a deferred fee of (i) $0.40 per Unit sold in the base offering of the initial public offering and (ii) $0.60 per Unit sold pursuant to the underwriters’ over-allotment option, if any, or up to an additional $1,800,000 in the aggregate. The underwriters’ deferred fee was calculated based on the base deal and the over-allotment option, totaling $10,600,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOULPOWER ACQUISITION CORPORATION

Date: November 12, 2026	By:	/s/ Justin Lafazan
	Name:	Justin Lafazan
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Teresa Strassner
	Name:	Teresa Strassner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

